Form 10-Q
period 1997-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1997-11-26
CIK 1048914

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to
                              -------------  ---------------

                      Commission File Number 333-39373
                                             ---------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                      -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



         Delaware                                   36-4176637
----------------------------                -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

225 W. Washington St. - Ste. 2200, Chicago, IL               60606
----------------------------------------------            -----------
  (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code: (312) 419-7100


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (   ) No (   )



================================================================================

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q


                               Table of Contents




PART I.             Financial Information                                        Page Number

   Item 1.          Financial Statements:

                    Consolidated Balance Sheets at September 30, 1997
                    (unaudited) and December 31, 1996.................................3

                    Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 1997 and 1996 (unaudited)..............4

                    Consolidated Statements of Cash Flows  for the Nine
                    Months Ended September 30, 1997 and 1996 (unaudited)..............5

                    Notes to Financial Statements.....................................6

    Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................8

PART II.            Other Information

    N/A

Signatures............................................................................11

                     SOVEREIGN SPECIALTY CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)



                                                              September 30,           December 31,
                                                                  1997                   1996
                                                            ---------------          -------------
                                                              (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $         3,340        $           104
  Accounts receivable, net                                           30,967                 10,997
  Loans receivable - related parties                                      -                    396
  Inventories                                                        20,838                  9,895
  Other current assets                                                4,900                  2,264
                                                            ---------------        ---------------
Total current assets                                               60,045                 23,656
                                                            ---------------        ---------------
Property, plant, and equipment, net                                  51,738                 27,022
Goodwill, net                                                       118,085                 17,876
Deferred financing cost, net                                         13,194                  1,169
Other assets                                                            892                    237
                                                            ===============        ===============
Total assets                                                $       243,954        $        69,960




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $        15,595        $         4,959
   Accrued expenses                                                  10,469                  4,629
   Current portion of long-term debt                                    229                  2,000
   Current portion of capital lease obligations                          77                    132
                                                            ---------------        ---------------
Total current liabilities                                            26,370                 11,720
                                                            ---------------        ---------------
Long-term debt, less current portion                                154,725                 39,360
Capital lease obligations, less current portion                       3,585                    160
Other liabilities                                                     6,958                  1,276

Stockholders' equity:
Common stock (par value $.01; authorized 1,000
  shares; issued and outstanding 1,000 shares)                            -                      -
Additional-paid-in-capital                                           51,863                      -
Partners' interest                                                        -                 17,689
Retained earnings                                                       419                   (306)
Cummulative translation adjustment                                       34                     61
                                                            ---------------        ---------------
Total stockholders' equity                                           52,316                 17,444
                                                            ---------------        ---------------
Total liabilities and stockholders' equity                  $       243,954        $        69,960
                                                            ===============        ===============

                                     -3-

                     SOVEREIGN SPECIALTY CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                            (dollars in thousands)

                                       Three Months Ended September 30,             Nine Months Ended September 30,
                                         1997                    1996                   1997                1996
                                    ---------------        --------------         ---------------    ----------------
                                                   (Unaudited)                                (Unaudited)
Net sales                          $    42,999                $   13,046            $   86,158            $   18,687
Cost of sales                           29,172                     8,871                59,610                12,245
                                   ------------               -----------           -----------           -----------
Gross profit                            13,827                     4,175                26,547                 6,442

Selling, general and
  administrative expense                 9,480                     3,204                18,540                 4,593
                                   ------------               -----------            -----------          -----------
Income from operations                   4,347                       971                 8,008                 1,849

Interest expense                         2,924                       523                 4,772                   727
                                   ------------               -----------             -----------         -----------
Income before income taxes               1,423                       448                 3,235                 1,122

Provision for income taxes               1,225                       140                 1,300                   140
                                   ------------               -----------             -----------         -----------
Income before extraordinary item           198                       309                 1,936                   983

Extraordinary loss - net of income
  tax benefit of $550                      837                       281                   837                   281
                                    -----------               -----------             -----------         -----------
Net income (loss)                  $      (639)               $       28            $    1,099             $     702
                                   ============               ===========             ============        ============

                     SOVEREIGN SPECIALTY CHEMICALS, INC.
                      CONSOLIDATED STATEMENT CASH FLOWS
                            (dollars in thousands)


                                                                                     Period from March 31, 1996
                                                          Nine Months Ended          (date of inception) through
                                                          September 30, 1997           September 30, 1996
                                                        ---------------------        ----------------------
                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                   $   1,099                 $    473

Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
      Depreciation and amortization                              5,082                      887
      Deferred financing costs capitalized                     (12,765)                       -
      Deferred income taxes                                      1,331                        -
      Minority interests                                             -                      155
      Extraordinary loss on extinguishment of                    1,387                      281
        debt
      Changes in operating assets and liabilities
(net of acquired companies):
            Accounts receivable                                 (3,533)                     586
            Inventories                                           (290)                    (812)
            Prepaid expenses and other current                     317                   (1,022)
            assets
            accounts payable and accrued                          (485)                   2,174
              expenses                                       -------------           ------------

            Net cash provided by (used in) operating
              activities                                        (7,858)                   2,722
INVESTING ACTIVITIES:
Purchase of net assets of acquired companies (net of
   $1,494 and $404 purchased cash, respectively)              (132,806)                 (15,819)
Purchase of common stock of P&S                                      -                  (46,899)

Purchases of property, plant, and equipment and other
  assets                                                        (1,601)                    (114)
Proceeds from sale of fixed assets                                  82                        -
Loan to related party                                                -                     (110)
Proceeds from loans to related parties                               -                       20
                                                           ------------             ------------
Net cash provided by investing activities                     (134,325)                 (62,922)

FINANCING ACTIVITIES:
Capital contributions                                           33,800                   17,835
Proceeds from revolving credit facility                          4,078                      700
Payments on revolving credit facility                           (5,136)                  (2,176)
Proceeds from long-term debt                                    35,565                   54,226
Payments on long-term debt                                     (47,300)                  (8,200)
Proceeds from Senior Subordinated Notes due 2007               125,000                        -
Payments on capital lease obligations                             (292)                     (34)
Distributions to partners                                         (269)                    (154)
Distributions to minority members of SEA                             -                       (4)
                                                             ------------            ------------
Net cash used in financing activities                          145,446                   62,193

Effect of exchange rate changes on cash                            (27)                    (816)
                                                            ------------             ------------
Increase in cash and cash equivalents                            3,236                    1,177

Cash and cash equivalents at beginning of period                   104                      404
                                                            ------------             ------------
Cash and cash equivalents at end of period                    $  3,340                $   1,581
                                                            ============             ============
Supplemental cash flow information:
   Cash paid for interest                                    $   2,596                $      52

   Cash paid for income taxes                                $      42                $       -


Supplemental disclosure of noncash investing and
  financing activities:
     $3,000 million dollars of the purchase price of the acquired companies was financed by the Parent Company.

     As part of the reorganization, the Parent Partnership contributed its investments in SIA Adhesives, Inc. and Pierce & Stevens, Inc. of approximately $18,000 to Sovereign Specialty Chemicals, Inc.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization

     Effective August 5, 1997, Sovereign Specialty Chemicals, L.P. (the Parent Partnership) reorganized whereby the Parent Partnership purchased the minority interests in its majority-owned subsidiaries through the exchange of partnership units for the outstanding membership interests in Sovereign Engineered Adhesives, L.L.C. (SEA) and common stock in P&S Holdings, Inc. which were not previously owned. Upon the exchange, SEA, a limited liability company, was dissolved and subsequently incorporated as SIA Adhesives, Inc.
(SIA). In addition, P&S Holdings, Inc., the parent company of Pierce & Stevens Corp. (P&S), was dissolved. Upon these transactions, Sovereign Specialty Chemicals, Inc. was formed as a wholly-owned subsidiary of the Parent Partnership and the Parent Partnership contributed $33.8 million as the initial capitalization of Sovereign Specialty Chemicals, Inc. Additionally, the Parent Partnership's wholly-owned subsidiaries, SIA and P&S, were contributed to Sovereign Specialty Chemicals, Inc.

     All references to "the Company" prior to the August 5, 1997 refer to Sovereign Specialty Chemicals, L.P. and its majority-owned subsidiaries, SEA and P&S Holdings, Inc. References to "the Company" after August 5, 1997 refer to Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries, SIA, P&S, and its newly-acquired businesses (Note 3).

Principles of Consolidation

     The Parent Partnership was formed on March 31, 1996 to act as a holding company for investments in targeted companies. The consolidated financial information as of December 31, 1996 include the Parent Partnership and its majority-owned subsidiaries. The financial information for the three and nine months ended September 30, 1996 include the results of SEA for the period from April 1, 1996 (date of acquisition) through September 30, 1997 and P&S Holdings, Inc. for the period from August 19, 1996 (date of acquisition) through September 30, 1996. The consolidated financial information as of September 30, 1997 includes Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries. Financial information for the three and nine months ended September 30, 1997 include the consolidated results of operations of the Parent Partnership through August 4, 1997 and the consolidated results of operations of Sovereign Specialty Chemicals, Inc. thereafter. All significant intercompany balances and transactions have been eliminated.

Interim Financial Information

     The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year.

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Offering Memorandum dated July 31, 1997 relating to the offering of senior subordinated notes (Note 2).

2.   OFFERING OF SENIOR SUBORDINATED NOTES

     Effective July 31, 1997, the Company issued $125 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Offering"). The Offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC) and, as such, the Offering was not required to be filed with the SEC. Proceeds from the Offering were received on August 5, 1997. The proceeds, along with the $33.8 million capital contribution from the Parent Partnership, and $30 million borrowed pursuant to the senior credit facility (the "Term Loan"), were used to fund the business acquisitions (Note
3), refinance existing debt, and pay fees and expenses related to the Offering and the business acquisitions. In connection with the refinancing of debt, the Company recognized an extraordinary loss, net of tax, of approximately $1.4 million. On November 3, 1997, the Company filed an S-4 with the SEC to register these notes.


3.   BUSINESS COMBINATIONS

     On August 5, 1997, the Company purchased from Laporte plc, the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (the acquired companies). The companies are affiliated by common control as wholly-owned subsidiaries of Laporte plc. The purchase price of the companies was $137.1 million including expenses relating to the purchase of $1.1 million and a $3 million contingent note payable to Laporte from the Parent Partnership. The contingent note payable is due upon the resolution of certain environmental issues. The acquisitions were accounted for as purchases and, as such, the results of the operations of the acquired companies from August 5, 1997 (date of acquisition) through September 30, 1997 have been included in the results of the Company. Goodwill recognized in connection with the acquisitions was approximately $103 million. The newly acquired companies are wholly-owned subsidiaries of Sovereign Specialty Chemicals, Inc. and operate as OSI Sealants, Inc., Tanner Chemicals, Inc., and Mercer Products, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL RESULTS OF OPERATIONS


Historical Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Sales. Net sales for the third quarter of 1997 were $43.0 million, an increase of $30.0 million, or 229.6%, over the comparable period in 1996, primarily as a result of the acquisition of Pierce & Stevens in August, 1996 and the acquisition of Laporte businesses in August, 1997. Excluding the acquisition, net sales increased $0.2 million as a result of increased sales of aerospace adhesives resulting from strong levels of commercial aircraft production. The increase in net sales was partially offset by reduced sales of automotive pressure sensitive adhesives.

     Cost of Goods Sold. Cost of goods sold for the third quarter of 1997 was $29.2 million, an increase of $20.3 million, or 228.8%, over the comparable period in 1996. As a percentage of net sales, cost of goods sold decreased to 67.8% for the third quarter of 1997 from 68.0% in the same period of 1996 as a result of the inclusion of the generally higher gross margin Laporte businesses, acquired August 5, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1997 were $9.5 million, representing a $6.3 million, or 196.7%, increase over the comparable period in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% in the third quarter of 1997 from 24.6% in the third quarter of 1996 primarily as a result of the acquisition of Pierce & Stevens in August, 1996 and the acquisition of Laporte businesses in August, 1997 which have generally lower selling, general and administrative expenses as a percentage of net sales.

     Interest Expense. Interest expense for the third quarter of 1997 was $2.9 million representing a $2.4 million, or 459.0%, increase over the comparable period in 1996. This increase was the result of increased debt incurred as a result of the acquisitions of Pierce & Stevens and the Laporte businesses.

     Net Income. Net income for the third quarter of 1997 was $(0.6) million representing a $0.7 million decrease from the comparable period in 1996. This the decrease was the result of the factors discussed above as well as the impact of an extraordinary loss on the extinguishment of debt of $0.8 million and $0.3 million due to financial restructurings in the third quarter of 1997 and 1996, respectively.

Historical Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. Net sales for the nine months were $86.2 million, an increase of $67.5 million, or 361.1%, over the comparable period in 1996. The increase in net sales is attributable to the full year impact of the Company's acquisitions of SIA Adhesives and Pierce & Stevens, completed in April and August of 1996, respectively. The increase is also the result of the acquisition of the Laporte businesses which was completed on August 5, 1997.

     Cost of Goods Sold. Cost of goods sold for the nine months was $59.6 million, an increase of $47.4 million, or 386.8%, over the comparable period in 1996. As a percentage of net sales, cost of goods sold increased to 69.2% for the first nine months of 1997 from 65.5% in the first nine months of 1996 as a result of the inclusion of the generally lower gross margin Pierce & Stevens, partially offset by the acquisition of the higher gross margin Laporte businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 1997 were $18.6 million, representing a $14.0 million, or 304.2%, increase over the comparable period in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% in the first nine months of 1997 from 24.6% in the first nine months of 1996 as a result of the inclusion of results of Pierce & Stevens and the Laporte businesses, which have generally lower selling, general and administrative expenses as a percentage of sales.

     Interest Expense. Interest expense for the first nine months of 1997 was $4.8 million representing a $4.0 million, or 556.3%, increase over the comparable period in 1996. This increase was the result of increased debt incurred as a result of the acquisitions of Pierce & Stevens and the Laporte businesses.

     Net Income. Net income for the first nine months of 1997 was $1.1 million representing a $0.4 million, or 56.6%, increase over the comparable period in 1996. This increase was the result of the factors discussed above as well as the impact of an extraordinary loss on the extinguishment of debt of $0.8 million and $0.3 million due to financial restructurings in the third quarter of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments on the Senior Subordinated Notes and under the Senior Credit Facility and amortization of the Term Loan will represent significant obligations of the Company. The Notes will require semiannual interest payments, interest on loans under the Senior Credit Facility will be due quarterly and the Term Loan will require quarterly amortization payments commencing in September 1998. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates capital expenditures totaling $6.0 million in 1997, $2.3 million of which relates to environmental expenditures for which the Company expects to be indemnified pursuant to acquisition agreements. Of this amount, $1.6 million had been spent through September 30, 1997. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity will be cash flows from operations and borrowings under the Senior Credit Facility. The Revolving Credit Facility will provide the Company with $30.0 million of borrowings, subject to availability under the borrowing base. At September 30, 1997, the Company would have been able to borrow $29.1 million under the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Senior Subordinated Notes and amounts outstanding under the Senior Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

     The Company's future operating performance and ability to repay or refinance the Senior Subordinated Notes will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     The Company is considering selling certain businesses which are not part of its four main business segments. If such sales were to occur, the proceeds would be used to repay debt or would be reinvested in core businesses.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SOVEREIGN SPECIALTY CHEMICALS, INC.


Date:  November 17, 1997   /s/Wiliam T. Schram
-------------------------  ------------------------------------------
                              William T. Schram, Chief Financial Officer