Form 10-K
period 1997-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1998-04-01
CIK 1048914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1997
                                  OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            ------------------------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                             59-309-4679
              (State or other jurisdiction of                              (I.R.S. Employer
              incorporation or organization)                            Identification Number)
          225 WEST WASHINGTON STREET, CHICAGO, IL                                60606
         (Address of principal executive offices)                             (Zip Code)

      (Registrant's telephone number, including area code): (312) 419-7100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  ___   No  X

     All of the voting stock of the registrant is held by an affiliate of the registrant.

     On March 15, 1998, the registrant had 1,000 shares of common stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The Company was formed by Robert B. Covalt, First Chicago Equity Corporation ("FCEC") and other investors to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry. The Company has successfully grown its business through its strategic acquisitions. In March 1996, the Company acquired SIA Adhesives, Inc. ("SIA Adhesives"), a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets, for $15.6 million. In August 1996, the Company acquired Pierce & Stevens Corp. ("Pierce & Stevens"), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications, for $44.8 million. Unless the context otherwise requires, all references herein to the "Company" refer, prior to the consummation of the Transactions (as defined below) to Sovereign Specialty Chemicals, L.P., its consolidated subsidiaries and its predecessor and, after consummation of the Transactions, to Sovereign Specialty Chemicals, Inc., its consolidated subsidiaries and its predecessor, and all references to the "Parent Partnership" refer to Sovereign Specialty Chemicals, L.P., the sole stockholder of the Sovereign Specialty Chemicals, Inc.

     The Company is a leading developer, producer and distributor of a wide variety of adhesives, sealants and coatings utilized in numerous industrial and commercial applications. The Company's broad line of over 1,300 products is sold to more than 6,000 customers. The Company's products are frequently designed in cooperation with its customers to meet unique specifications, resulting in a significant number of primary supplier relationships. Many of the Company's products provide critical performance attributes to its customers' products but represent only a small portion of total costs. The Company focuses on select value-added niche markets in which it has strong market positions and advantages in product development, manufacturing and distribution. The Company markets its products for use by customers for the following applications: Housing Repair, Remodeling and Construction; Industrial; Overprint Coatings; and Flexible Packaging.

     The Company's principal executive offices are located at 25 West Washington Street, Suite 2200, Chicago, IL 60606 and its telephone number is (312) 419-7100.

DEVELOPMENTS

     Pursuant to an agreement dated May 22, 1997, the Company acquired on August 5, 1997 (the "Acquisition") the U.S. adhesives, sealants and coatings division (the "Division") of Laporte PLC ("Laporte") for a cash purchase price of $133.3 million. The companies acquired from Laporte comprise OSI Sealants, Inc. ("OSI Sealants"), Mercer Products Company, Inc. ("Mercer") and Tanner Chemicals, Inc. ("Tanner"). OSI Sealants, Mercer and Tanner manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. The Acquisition has added significant depth to the Company's product offerings, including the well-known OSI, Pro-Series, and Polyseamseal brands. The Acquisition has also significantly enhanced the company's distribution network, particularly in the professional builder and retail home center channels, and has provided access to new customers and markets for its existing product line.

     The Acquisition was financed in part by the sale by the Company of $125,000,000 principal amount of its 9 1/2% Senior Subordinated Notes due 2007, Series A (the "Notes") to Chase Securities, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Offering"). The Notes are fully and unconditionally guaranteed by the following subsidiaries of the Company (the "Guarantors"): Pierce & Stevens, SIA Adhesives, OSI Sealants, Mercer and Tanner.

     Concurrently with the consummation of the Initial Offering, (i) the Company acquired the Division for a cash purchase price of $133.3 million, (ii) FCEC, management and other investors made, through the Parent Partnership, an equity contribution of $33.8 million in cash (the "Equity Contribution"), (iii) the Company and the Guarantors borrowed $30.0 million pursuant to a new senior secured credit facility (the "Senior Credit Facility") and (iv) the Company refinanced $41.4 million of indebtedness (the "Refinancing").

     The Initial Offering, the Acquisition, the Equity Contribution, the Refinancing and the initial borrowings under the Senior Credit Facility are referred to herein as the "Transactions."

COMPETITIVE STRENGTHS

     The Company believes it benefits from the following competitive strengths, which have enabled it to expand its penetration of existing customers and markets, establish new customer relationships, enter new markets and develop additional products and applications.

     Leadership Positions in Selected Markets. The Company's customer-driven product development, reputation for quality and high levels of customer service have allowed it to achieve strong market positions and brand name recognition in its markets. Management believes that over 50% of the Company's pro forma net sales in 1997 were in niche markets in which the Company has either the number one or two position. The Company's brand and trade names are particularly well recognized in its target markets, and include Pierce & Stevens, OSI, Pro-Series, Polyseamseal, Miracure, Plastilock, Latiseal, Hybond, Proxseal, Magic Seal and Glaze'N Seal.

     Strong Customer Relationships. The Company's leadership position within the markets it serves, reputation for high levels of quality and customer service, and proven product development skills have allowed it to secure strong relationships across its customer base. The Company's products are sold to and utilized by some of the world's largest companies, including The Boeing Company, Airbus Industrie, General Motors Corporation, Chrysler Corporation and Baxter International, Inc. Many of the Company's Industrial, Overprint Coatings and Flexible Packaging products have been certified through intensive, customer-specific technical approval processes which greatly enhance the Company's position with such customers. The Company's relationships with retailers and professional distributors of its Housing Repair, Remodeling and Construction products are strengthened by the Company's broad product line, strong brands and reputation for quality.

     Technological Expertise. The Company is a technological leader in the manufacture and development of specialty adhesives, sealants and coatings within the markets it serves. The Company's technological expertise has allowed it to introduce a broad variety of new products over the past three years. The Company possesses numerous customized and proprietary formulations with unique performance characteristics designed to address specific customer needs. Examples of the Company's proprietary formulations include ultraviolet cured coatings for graphic arts and adhesives used in aerospace, construction and medical packaging. The Company continually leverages its technological expertise to develop new products and additional applications for existing product formulations. In addition, the Company has enhanced its technological expertise both through cooperative research and development efforts and joint technological alliances with suppliers and customers such as E. I. du Pont de Nemours and Company, The Boeing Company, The Dow Chemical Company, Hoechst AG, General Motors Corporation, Baxter International, Inc., Phillip Morris Corporation and BASF Corporation.

     Broad Product Offerings and Diverse Customer Base. The Company manufactures over 1,300 products sold through multiple distribution channels to over 6,000 customers for a wide variety of applications. This diversity of customers, products and distribution channels provides the Company with a broad base from which to grow sales and expand customer relationships, and minimizes exposure to any particular customer, economic cycle or geographic region.

     Strong Management Team. The Company has assembled a strong and experienced management team at both the corporate and operating levels. The Company's senior and operating managers, led by Robert B. Covalt, have extensive experience in the specialty chemicals industry. Upon closing of the Transactions, the top managers will own, or have incentive awards to acquire approximately 19% of the Parent Partnership's equity. In addition, the Parent Partnership has reserved 4% of its equity on a fully diluted basis for future incentive awards.

BUSINESS STRATEGY

     Continued Focus on Niche Products in Attractive Markets. The Company will continue to develop product offerings for value-added end-use applications in higher growth markets, including those for: (i) structural adhesives; (ii) fire-retardant adhesives and coatings; (iii) food and medical packaging adhesives and coatings; and (iv) coatings which facilitate recycling and other environmentally-friendly adhesives, sealants and coatings. Management believes the Company's market leadership positions, technological expertise, and strong customer relationships provide it with advantages in the development of new products and the penetration of new markets.

     Pursue Strategic Acquisitions. The Company has successfully grown through acquisitions and intends to pursue additional strategic acquisitions that will allow it to further improve its market positions in targeted markets. Management believes that the high degree of fragmentation in the adhesives, sealants and coatings business segment will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon the ability of the Company to: (i) expand its product line; (ii) enhance its product development capabilities; (iii) market products through new or expanded distribution channels; and (iv) increase its international presence.

     Increase International Presence. The Company believes it has significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. In October 1996, the Company appointed a Vice President -- International with over 30 years of international sales and marketing experience in the adhesives, sealants and coatings industry. The Company intends to expand its global sales, particularly in Southeast Asia and Latin America, by: (i) increasing sales and marketing activities in targeted regions; (ii) entering into strategic alliances; and (iii) pursuing targeted acquisitions. The Company has recently established a sales office in Singapore focused on flexible packaging adhesives and has increased its sales and marketing activities in Latin America through its existing operations in Mexico.

     Achieve Significant Operating Efficiencies. The Company believes that it can achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through: (i) cross-selling its expanded product line across the broader distribution and customer network which it will develop from the Acquisition; (ii) consolidating raw material purchases to increase purchasing economies of scale; (iii) reducing duplicative selling, general and administrative expenses; (iv) consolidating various compensation, benefit and insurance programs; (v) consolidating certain manufacturing and distribution operations; and (vi) lowering working capital levels by optimizing SKU counts and consolidating inventory management.

INDUSTRY

     The Company operates in one business segment; the production, manufacture and distribution of adhesives, sealants and coatings. Total sales of this business segment in the United States were approximately $26.4 billion in 1996. Adhesives, sealants and coatings are used in a wide range of products with applications in numerous industries, including: industrial, consumer, construction, automotive, aerospace and packaging. Typical industrial applications include corrosion resistant industrial coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components and numerous other diverse applications. Consumer applications include various consumer-applied adhesives such as white glues, caulks and sealants, architectural coatings and miscellaneous do-it-yourself sealing applications for bathtub and kitchen fixtures. Automotive market applications include the use of primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives. Packaging industry applications include carton, corrugated box and flexible consumer packaging adhesives, seam sealers and container coatings. Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

     The U.S. adhesives, sealants and coatings industry is highly fragmented with over 500 competitors, the significant majority of which the Company believes are small, regional competitors. While smaller companies have successfully competed in niche markets, the industry is expected to consolidate as competitors seek to enhance operating efficiencies in new product development, sales and marketing, distribution, production and administrative overhead. Larger specialty competitors also benefit through a greater diversification of end-use markets, customers, technologies and geography, reducing the impact of industry or regional cyclicality.

     The U.S. adhesives, sealants and coatings industry grew from approximately $13.8 billion in 1986 to approximately $26.4 billion in 1996, representing a compound annual growth rate of 6.7%. Continued future growth is expected to result from the following factors:

     New Markets and More Stringent Demands of End Users. Adhesives and sealants are increasingly being used in new applications, particularly in the transportation and construction sectors, as end users desire simpler design and manufacture, lower costs, improved bonding, lower weight, and reduced vibration and corrosion. For example, in the bonding of automotive window glass to steel body panels, high-performance adhesives provide structural reinforcement to the adjacent steel panels, thus providing additional integrity to the car body. In highway construction, new, long-lasting sealants are replacing traditional bitumen, a traditional sealant used between adjacent slabs of concrete and other materials that exhibit poor longevity.

     New Materials. The growing use of nonferrous parts (e.g., aluminum and plastics) in car bodies, appliances, buildings and other fabricated goods requires the use of adhesives that are specially formulated to bond dissimilar materials. On these substrates, traditional mechanical fasteners are frequently not suitable.

     Additional industry growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Total worldwide sales for adhesives, sealants and coatings were approximately $75.2 billion in 1996. In 1996, the United States accounted for approximately 35% of worldwide sales, while Europe accounted for approximately 40% of worldwide sales and Japan accounted for approximately 12% of worldwide sales. Sales to the remainder of the world accounted for approximately 13% of total industry sales. Developing markets are currently under-penetrated with respect to the use of adhesives, sealants and coatings. Strong growth is expected in these markets, particularly in the Far East, Eastern Europe and Latin America.

PRODUCTS AND MARKETS

     The table below sets forth the Company's selected product applications to customers in the following industries:

                 INDUSTRY                                  SELECTED PRODUCT APPLICATIONS
                 --------                                  -----------------------------
Housing Repair, Remodeling and
  Construction............................    Aluminum and vinyl siding sealants
                                              Window and door sealants
                                              Tub and tile sealants
                                              Drywall and subflooring adhesives
Industrial................................    Power staple and nail gun cartridge adhesives
                                              Fire-retardant textile adhesives and coatings
                                              Automotive structural and trim adhesives
                                              Aerospace structural adhesives
                                              Commercial insulation adhesives
Overprint Coatings........................    High gloss scratch and abrasion resistant coatings used
                                              on paperback book covers, decorative packaging, annual
                                              reports, catalog covers and playing and trading cards
Flexible Packaging........................    Blister packaging adhesives and coatings
                                              Food and product packaging adhesives and coatings
                                              Food packaging laminating adhesives

     Housing Repair, Remodeling and Construction. The Company's Housing Repair, Remodeling and Construction product offerings are primarily sealants and adhesives used in exterior and interior applications. The Company's products in this segment are marketed to defined niches in the do-it-yourself retail and professional markets. Distribution channels include professional distributors, traditional hardware stores and retail home center customers such as Lowe's Corp., Builder's Square, Inc. and Home Depot, Inc. The Company offers a broad range of well-established branded products including OSI and Polyseamseal for retail do-it-yourself markets and Pro-Series for professional markets.

     Industrial. The Company's Industrial product offerings consist primarily of specialty adhesives and coatings for the automotive, aerospace, manufactured housing and textile markets. Such products include: adhesives for power staple and nail gun cartridges, adhesives for carpet backing manufacturers, fire-retardant coatings for carpet and other textiles, automotive trim adhesives, commercial structural adhesives and insulation adhesives. In addition, the Company manufactures and markets Dualite, a lightweight inert filler that can both reduce the weight and enhance the strength of products to which it is added. The Company's Industrial customers include The Boeing Company, Airbus Industrie, General Motors Corporation, Chrysler Corporation, Senco Corporation, Stanley Works and Zenith Corporation.

     Overprint Coatings. The Company produces a variety of high quality, high gloss scratch and abrasion resistant coatings used on paperback book covers, decorative packaging, annual reports, catalog covers, playing and trading cards and other miscellaneous items. The Company is the leading manufacturer of coatings for paperback book covers. Overprint Coatings customers include printers, custom coaters and magazine manufacturers.

     Flexible Packaging. The Company produces Flexible Packaging adhesives including: (i) heat-activated lidding adhesives used to apply flexible paper or foil lids to plastic tubs in the food industry, such as individually packaged condiments, creamers and cream cheese tubs; (ii) foil or paper blister packaging for products such as pharmaceuticals, batteries, toys, and tool accessories;
(iii) film-to-film adhesives used to bond different types of plastic film, such as metalized and moisture barrier films used in snack food bags; and (iv) medical packaging adhesives.

     Other. The Company also produces vinyl and rubber products such as wall base, stair treads and nosings, and boat docking bumpers.

SALES AND MARKETING

     Industrial, Flexible Packaging and Overprint Coatings. The Company operates an extensive sales and marketing network for its Industrial, Flexible Packaging and Overprint Coatings customers. This network consists of a direct sales force of over 50 professionals, as well as independent agents and distributors. The sales force works closely with customers to satisfy existing product needs and to identify new applications and product improvement opportunities. The Company's sales efforts are complemented by its product development and technical support staff, who work together with the sales force to develop new products based on customer needs. The Company augments its direct sales and marketing coverage through a network of over 30 distributors and independent agents who specialize in particular markets. This market specialization allows the Company's products to gain access to a broader range of distribution channels and end users and further strengthens the Company's brand names.

     The Company's sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals the Company has secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in customer specifications or qualified product lists. These qualification processes also reinforce the partnership between the Company and its customers and can lead to additional sales and marketing opportunities.

     Housing Repair, Remodeling and Construction. The Company sells products in this segment through a network of distributors, as well as directly to large national chains. This sales and marketing network allows the Company to reach a variety of end users ranging from professional contractors to do-it-yourself customers. The Company's brands are developed for specific end users:
Pro-Series, Magic Seal and Polyseamseal PRO for the professional contractor and Polyseamseal, OSI, Bullet Bond, Nail Power and FI:X for retail distribution to do-it-yourself end users. The Company differentiates itself through strong technical service, specific product performance and color availability in the professional market and consumer brand recognition, product performance, store service and point of purchase packaging in the do-it-yourself market. The Company services its customers in this segment through a network of six sales managers, ten regional brand sales managers and 150 independent field sales representatives.

RAW MATERIALS

     The Company uses a variety of specialty and commodity chemicals in its manufacturing processes. These raw materials are generally available from numerous independent suppliers. The Company typically purchases raw materials on a spot basis. Certain of the Company's raw materials are derived from ethylene and its derivatives. There have been historical periods of rapid and significant movements in the price of ethylene both upward and downward. The Company has historically been successful in passing on price increases to its customers within 90 to 120 days, but there can be no assurance that it will continue to be able to do so in the future.

TECHNOLOGY

     The Company maintains a strong commitment to technology, focusing on expanding applications for its existing products and developing new products and processes, and employs over 100 chemists and chemical engineers. The Company's research and development staff works together with the Company's sales force and customers to identify specific customer needs and develop innovative, high performance solutions which satisfy those needs. This method of product development results in close ongoing working relationships between the Company and its customers and allows the Company to better anticipate and service its customers needs. The Company's research and development staff also seeks to apply new products and applications resulting from this process to other end use markets.

     The Company's technological expertise has allowed it to develop proprietary techniques and manufacturing expertise across a range of product applications, including: (i) its patented proprietary process for manufacturing Dualite, a filler which enables the customer to produce lighter and stronger products; (ii) pre-formulated dispersions used as medical packaging adhesives, fiber setting adhesives and food packaging coatings; (iii) advanced toughened epoxy technology systems used as adhesives for metal-to-metal aircraft bonding; and (iv) fire-resistant chemistry used in a number of industrial coatings and adhesives for the textile, automotive and manufactured housing markets. The Company is also engaged in technical alliances with both customers and suppliers to develop new products, including alliances with E. I. du Pont de Nemours and Company, The Boeing Company, The Dow Chemical Company, Hoechst AG, Phillip Morris Corporation, Baxter International, Inc. and BASF Corporation, among others. The Company's patents and custom formulations and qualifications, combined with its strong technical service and partnership arrangements with many of its customers, create substantial competitive advantages in many of its markets.

COMPETITION

     The adhesives, sealants and coatings industry is highly competitive. The industry is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. No one company holds a dominant position on a national basis and very few compete across all levels of the Company's product line. The Company's competitors include CIBA-GEIGY Corporation, National Starch and Chemical Company, Cytec Industries Inc., Morton and DAP, Inc. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price.

EMPLOYEES

     As of December 31, 1997, the Company had 675 employees, of whom 79 were members of unions under contracts which expire between April 30, 1998 and February 28, 1999. The Company believes that its relations with its employees are good.

ENVIRONMENTAL MATTERS

     The Company is subject to extensive laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, the remediation of contamination, and otherwise relating to health, safety and protection of the environment ("Environmental Laws"). As such, the Company's operations and the environmental condition of its real property could give rise to liabilities under Environmental Laws, and there can be no assurance that material costs will not be incurred in connection with such liabilities. Environmental Laws are constantly evolving and it is impossible to predict accurately the effect they may have upon the capital expenditures, cash flow or competitive position of the Company in the future. Should Environmental Laws become more stringent, the cost of compliance would increase. If the Company cannot pass on future costs to its customers, such increases may have an adverse effect on the Company's financial condition or results of operations.

     In connection with its acquisitions, the Company has performed substantial due diligence to assess the environmental liabilities associated with the acquired businesses and the Division, and has negotiated contractual indemnifications, which, supplemented by commercial "pollution cleanup cap and pollution legal liability" insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. The Company does not currently believe that environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company. No assurance can be given, however, that indemnitors or insurers will in all cases meet their obligations or that the discovery of presently unidentified environmental conditions, or other unanticipated events, will not give rise to expenditures or liabilities that may have such an effect.

     Following the Acquisition of the Division, the Company became responsible to the State of South Carolina for completing the investigation and remediation of certain subsurface contamination resulting from historic operations under prior ownership at the Greenville, South Carolina facility, which activities are currently projected to cost approximately $3.0 to $6.0 million. The Company is indemnified by Laporte with respect to this matter (as well as certain other known and unknown pre-closing environmental liabilities), subject to an overall cap well in excess of the currently estimated cost of cleanup. Laporte has agreed to conduct and finance the investigation and remediation of this matter. Further, as part of the Acquisition purchase price, the Parent Partnership has issued a $3.0 million junior subordinated note payable in five years to Laporte, and such note may be reduced as a result of payments by the Company to cover certain environmental liabilities associated with the Division. In addition, the Company expects to receive the benefit of rent reductions negotiated by Laporte with the owner and lessor of the facility worth approximately $1.5 million.

     In connection with the 1996 acquisition of Pierce & Stevens, the Company's environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at certain other areas of the Pierce & Stevens facilities. The Company plans to address most areas of contamination in connection with its plan to replace the tank farms in late 1997 and 1998. The Company currently estimates the total cost of remediation to be $1.3 million, but this amount could be higher, depending upon the extent of contamination. In connection with the acquisition, Sherwin-Williams Company agreed to indemnify the Company with respect to this and other pre-closing liabilities, subject to a $7.0 million overall cap, and, in addition to the overall cap, has placed $2.0 million in escrow to secure payment for this and certain other environmental matters.

     As is the case with manufacturers in general, if a release of hazardous materials occurs at real property owned or operated by the Company or its predecessors or at any off-site disposal location utilized by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for cleanup costs and natural resource damages under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") and similar Environmental Laws. Pierce & Stevens and the Division have been named potentially responsible parties under Superfund and/or similar Environmental Laws for cleanup of approximately fifteen multi-party waste disposal sites, the liability for several of which have been resolved, subject to standard reopeners found in Superfund settlements. Due to what the Company currently believes is the relatively minor contribution of Pierce & Stevens' and the Division's waste to such sites, the Company does not currently believe that its liability with respect to such sites will have a material adverse effect on the financial condition or results of operations of the Company.

     The Company expects to incur capital expenditures for environmental controls in the years ahead and currently estimates that such expenditures will amount to $3.0 million in 1998. The majority of these expenditures will pertain to removing and replacing aboveground and underground storage tank systems at several facilities to comply with upcoming deadlines contained in Environmental Laws. The Company expects that it will be entitled to indemnification for approximately 90% of these expenditures.

BACKLOG

     Total backlog orders at December 31, 1997 were approximately $4.6 million. All 1997 backlog orders were expected to be filled within the current year. Backlog orders at December 31, 1996 and 1995 were not significant.

ITEM 2. PROPERTIES

     The production of adhesives, sealants and coatings is a multi-stage process which involves extensive formulation, mixing and in some cases, chemical synthesis. Following one or more of these processes, the product is packaged in totes, drums, pails, cartridges or other delivery forms for sale based upon the customer's requirements. The Company's principal manufacturing processes are blending, polymerization, extrusion and film coating. Blending consists of dissolving or dispersing various compounds in organic solvents or water. In polymerization, vinyl, acrylic and urethane polymers are synthesized in closed reactor systems. Extrusion consists of feeding formulated materials through an extruder to compound pressure sensitive and hot melt products. Film coating consists of transferring blended formulations onto release paper or polyethylene liners to produce thin films of pressure sensitive, hot melt and epoxy products. Many of the Company's manufacturing processes can be performed at more than one facility.

     The Company operates the manufacturing plants and facilities described in the table below. Management believes that the Company's plants and facilities are maintained in good condition and are adequate for its present and estimated future needs.

     Listed below are the principal manufacturing facilities operated by the
Company:

                                        OWNED/        SQUARE
             LOCATION                  LEASED(1)      FOOTAGE                  APPLICATION SERVED
             --------                  ---------      -------                  ------------------
Akron, Ohio........................      Owned        214,300      Industrial
Buffalo, New York..................      Owned        165,000      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
Mentor, Ohio.......................      Owned        160,000      Home Repair, Remodeling and Construction
Greenville, South Carolina.........     Leased(2)     104,500      Industrial
Eustis, Florida....................      Owned         96,500      Other
Carol Stream, Illinois.............      Owned         81,800      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
LaGrange, Georgia..................      Owned         64,000      Home Repair, Remodeling and Construction
Kimberton, Pennsylvania............      Owned         55,900      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
Mexico City, Mexico................     Leased(3)      24,400      Industrial, Overprint Coatings, Flexible
                                                                   Packaging

-------------------------
(1) All of the Company's owned facilities are subject to mortgages pursuant to the Senior Credit Facility.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 1999.

     The Company's executive offices are located in Chicago, Illinois. The Company also has sales offices in Fremont, California and Singapore.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No equity securities of the Company were sold in 1997. There is no public trading market for the Company's equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

THE COMPANY

     The selected information below presents the financial information of the Company and its predecessor for the periods indicated. The data for the years ended December 31, 1994 and 1995 and the three months ended March 31, 1996 are derived from the audited financial statements of SIA Adhesives (the "Predecessor"). The data for the period ended December 31, 1996 are derived from the audited financial statements of the Parent Partnership. The data for the year ended December 31, 1997 are derived from the audited financial statements of the Parent Partnership and the Company. The data for the year ended December 31, 1993 are derived from the unaudited financial statements of the Predecessor. The following information should only be read in conjunction with the audited consolidated financial statements of the Company, and the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                 PREDECESSOR                         THE COMPANY
                                                   ---------------------------------------   ----------------------------
                                                                                   THREE
                                                                                  MONTHS     NINE MONTHS        YEAR
                                                                                   ENDED        ENDED           ENDED
                                                     YEAR ENDED DECEMBER 31,     MARCH 31,   DECEMBER 31,   DECEMBER 31,
                                                   ---------------------------   ---------   ------------   -------------
                                                    1993      1994      1995       1996          1996           1997
                                                   -------   -------   -------   ---------   ------------   -------------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales........................................  $18,823   $20,100   $21,129    $ 5,410      $37,792        $134,771
Cost of goods sold...............................   12,817    13,498    13,734      3,580       26,637          92,889
                                                   -------   -------   -------    -------      -------        --------
Gross profit.....................................    6,006     6,602     7,395      1,830       11,155          41,882
Selling, general and administrative expense......    6,702     6,362     5,633      1,603        9,613          30,294
                                                   -------   -------   -------    -------      -------        --------
Operating income (loss)..........................     (696)      240     1,762        227        1,542          11,588
Interest expense.................................       --        --        --         --        1,666           9,080
                                                   -------   -------   -------    -------      -------        --------
Income (loss) before income taxes and
  extraordinary item.............................     (696)      240     1,762        227         (124)          2,508
Income taxes(1)..................................     (278)       96       705         91          (99)          1,315
                                                   -------   -------   -------    -------      -------        --------
Income (loss) before extraordinary item..........     (418)      144     1,057        136          (25)          1,193
Extraordinary item(2)............................       --        --        --         --         (281)         (1,409)
                                                   -------   -------   -------    -------      -------        --------
Net income (loss)................................  $  (418)  $   144   $ 1,057    $   136      $  (306)       $   (216)
                                                   =======   =======   =======    =======      =======        ========
BALANCE SHEET DATA
  (END OF PERIOD):
Working capital..................................  $(7,214)  $(5,988)  $ 1,786    $(5,019)     $11,936        $ 30,111
Total assets.....................................   10,024    10,281     9,394      9,612       69,960         242,759
Total indebtedness...............................       --        --        --         --       41,652         159,377
Stockholder's equity.............................      696       144     7,013        136       17,444          52,053
OTHER FINANCIAL DATA:
Capital expenditures.............................  $   770   $   655   $   106    $   131      $   555        $  1,834

                See Notes to Selected Historical Financial Data

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(1) Income taxes for the nine months ended December 31, 1996 relate to taxable income of Pierce & Stevens. Income of Sovereign Engineered Adhesives, L.L.C
    (SEA), a limited liability company, and the Parent Partnership (whose financial data is included for the Company) is taxed at the member or partner, as the case may be, level and, as such, no income taxes are reflected. After the Transactions, the Company and SIA Adhesives, Inc. (the successor to SEA) are subchapter C corporations and are subject to corporate level income taxes. As such, income taxes have been reflected for the year ended December 31, 1997 for taxable earnings subsequent to the Transactions.

(2) Extraordinary item relates to the write-off of deferred financing costs associated with the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was formed by Robert B. Covalt and other investors to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry business segment. The Company began operations in March 1996 with the acquisition of SIA, a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens, a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (Division). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets.

     The Operating results of the Company for 1996 include the results of the Company for the period from March 31, 1996 (date of inception) to December 31, 1996 and the results of the Company's predecessor (the Adhesives Systems Division of The BFGoodrich Company) for the period from January 1, 1996 to March 31, 1996. The results of acquired businesses have been included for all periods subsequent to their respective dates of acquisition.

HISTORICAL RESULTS OF OPERATIONS

HISTORICAL 1997 COMPARED TO HISTORICAL 1996

     Net Sales. Net sales for 1997 were $134.8 million, an increase of $91.6 million, or 212.0% over 1996. The increase is attributable primarily to the full year impact of the acquisitions of SIA Adhesives and Pierce & Stevens in 1996 and the acquisition of the Division in 1997. Excluding the acquisitions, net sales increased as a result of increased sales of aerospace adhesives resulting from strong levels of commercial aircraft production. The increase in net sales was partially offset by reduced sales of automotive pressure sensitive adhesives.

     Cost of Goods Sold. Cost of goods sold for 1997 was $92.9 million, an increase of $62.7 million, or 207.4% over 1996. As a percentage of net sales, cost of goods sold decreased from 69.9% in 1996 to 68.9% in 1997, thus resulting in an improvement in gross profit margin from 30.1% in 1996 to 31.1% in 1997. The improved margin in 1997 was a result of an improvement in product mix with increased sales of construction adhesives (as a result of the acquisition of the Division) and aerospace adhesives.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.1 million in 1997, an increase of $19.0 million, or 172.0% over 1996. Selling, general and administrative expenses decreased to 22.3% of net sales for 1997 as compared to 25.6% for 1996. This was a result of several factors, including (i) the acquisition of the Division in August, 1997 which have generally lower selling expenses than SEA Adhesives and Pierce & Stevens due to and greater (increased average customer size) and use of manufacturer's representatives and large distributors versus in-house sales force sales to industrial customers) in the construction adhesives and sealants markets, (ii) lower corporate overhead charges as a percentage of rapidly expanding net sales, (iii) elimination of certain non-recurring expenses in connection with the formation of the Company and the development of compensation and benefit programs and policies, and (iv) reduced insurance premiums related to combining policies of the acquired businesses.

     Interest Expense. Interest expense was $9.1 million in 1997, an increase of $7.4 million, or 445.0% over 1996. This related directly to the increased debt incurred as a result of the acquisitions of the Pierce & Stevens in August, 1996 and the Division in August, 1997.

     Minority Interest Expense. Minority interest expense was $.1 million in 1997, a decrease of $.1 million, or 50.0% from 1996. This was due to the purchase in July 1997 of the outstanding minority interests in SEA Adhesives and Pierce & Stevens through the issuance of additional equity in the Company.

     Income Taxes. Prior to its restructuring in July 1997, the Company was structured as a limited partnership, and as such, taxes were paid by the partners rather than at the partnership level. Subsequent to the restructuring, the Company and its subsidiaries are subject to income taxes. The financial statements for 1997 and 1996 include "pro forma" income taxes as if the companies had been taxable entities for both periods.

     Extraordinary Loss. The extraordinary loss, net income tax benefit, on the extinguishment of debt was $1.4 million in 1997, an increase of $1.1 million, or 401.4% over 1996. These charges relate to the writeoff of deferred financing costs and other fees related to the Transactions in August, 1997.

     Net Income. As a result of the foregoing, the Company had a net loss of $.2 million in 1997 as compared to a net loss of $.2 million in 1996.

HISTORICAL 1996 COMPARED TO HISTORICAL 1995

     Net Sales. Net sales for 1996 were $43.2 million, representing a $22.1 million, or 104.5%, increase over 1995. This increase was due to the acquisition of Pierce & Stevens in August, 1996 which contributed $22.0 million in sales for the period.

     Cost of Goods Sold. Cost of goods sold for 1996 was $30.2 million, representing a $16.5 million, or 120.0%, increase over 1995. This increase was primarily due to the acquisition of Pierce & Stevens in August, 1996. As a percentage of net sales, cost of goods sold increased to 69.9% in 1996 from 65.0% in 1995, primarily due to the addition of the generally lower gross margin Pierce & Stevens products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 were $11.2 million, representing a $5.6 million, or 99.1%, increase over 1995. This increase was primarily attributable to the acquisition of Pierce & Stevens in August, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 26.0% in 1996 from 26.7% in 1995 as a result of the lower level of selling, general and administrative expenses as a percentage of net sales at Pierce & Stevens.

     Net Income. Net loss for 1996 was $.2 million, compared to net income of $.7 million in 1995, representing a $.9 million decrease from 1995. As a percentage of net sales, net loss decreased to (.3)% in 1996 from 5.0% in 1995. This decrease was the result of the factors discussed above as well as increased interest expense of $1.7 million and an extraordinary loss of $.3 million due to the refinancing resulting from the acquisition of Pierce & Stevens in August, 1996.

INFLATION

     The Company does not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by financing activities totaled $147.8 million in 1997. In 1997, the Parent Partnership contributed $33.8 million of capital, the Company issued $125 million in Senior Subordinated notes, borrowed $30 million under its Senior Credit Facility, and refinanced existing senior and subordinated credit facilities totaling $41.4 million, all in connection with the acquisition of the Division.

     Net cash used in operating activities was $6.1 million for the year ended December 31, 1997. Excluding the deferred financing costs of $12.7 million incurred as a result of the acquisition of the Division, cash provided by operating activities was $6.5 million in 1997.

     Investing activities required $135.3 million for 1997. The primary use of funds investing activities for the Company has been investments in businesses acquired. Cash invested in businesses acquired used $133.5 million in 1997, relating to the acquisition of the Division (See Note 4 to the Financial Statements -- Business Combinations). Capital spending for 1997 totaled $1.8 million and related to general facility maintenance.

     Interest payments on the Notes and under the Senior Credit Facility and amortization of the Term Loan represent significant obligations of the Company. The Notes require semiannual interest payments, interest on loans under the Senior Credit Facility will be due quarterly and the Term Loan will require quarterly amortization payments of $1.2 million commencing on September 30, 1998. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. For the year ended December 31, 1997, the Company spent $1.8 million on capital projects. The Company anticipates capital expenditures totaling $7.0 million in 1998, $3.0 million of which relates to environmental expenditures for which the Company is indemnified pursuant to acquisition agreements. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Senior Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under the borrowing base. At December 31, 1997, the Company had availability of $29.1 million under the Revolving Credit Facility with $0.9 million of letters of credit outstanding. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments (including interest payments on the Notes and amounts outstanding under the Senior Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions.

     On March 5, 1997, the Company signed a definitive agreement to sell its Mercer subsidiary. The Company intends to use the net proceeds from the sale of Mercer to repay the $30 million Term Loan. The repayment of the Term Loan will trigger an additional $20 million revolving commitment (Supplemental Revolver) which is subject to the terms set forth in the Credit Agreement (See Note 18 to the Financial Statements -- Subsequent Event).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item is not applicable to the registrant pursuant to General Instruction 1 to Item 305 of Regulation S-K. The registrant's market capitalization is less than $2.5 billion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are submitted as a separate section of this report. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements" beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to: (i) each member of the Company's Board of Directors (the "Board"); (ii) each executive officer of the Company; and (iii) certain key employees of the Company.

             NAME                  AGE                               POSITION
             ----                  ---                               --------
Robert B. Covalt...............    66       Chairman, President, Chief Executive Officer and Director
Lowell D. Johnson..............    47       Vice President, Chief Financial Officer, Treasurer,
                                            Secretary and Director
Martyn Howell-Jones............    60       Vice President -- International
Richard W. Johnston............    50       Vice President -- Technical
Stephen Zavodny................    40       Director of Project Engineering
Paul Gavlinski.................    50       Vice President, Operations
Karen K. Seeberg...............    45       Vice President, Human Resources
Louis M. Pace..................    26       Director of Corporate Development
Charles A. Aldag, Jr. .........    65       Director
Carol E. Bramson...............    34       Director
Lawrence E. Fox................    55       Director
Eric C. Larson.................    43       Director
Karl D. Loos...................    47       Director
Neal G. Reddeman...............    75       Director
Reeve B. Waud..................    34       Director

     The following table sets forth certain information concerning the Guarantors' directors and officers. Officers of the Guarantors serve at the discretion of the respective board of directors:

             NAME                  AGE                               POSITION
             ----                  ---                               --------
Robert B. Covalt...............    66       Chairman and Director of Pierce & Stevens, SIA Adhesives,
                                            OSI Sealants, Mercer and Tanner
Lowell D. Johnson..............    47       Vice President, Finance, Chief Financial Officer,
                                            Treasurer and Secretary of Pierce & Stevens, OSI Sealants,
                                            Tanner, Mercer and SIA Adhesives
Michael Prude..................    46       President and Chief Executive Officer of Pierce & Stevens
Richard W. Johnson.............    50       Executive Vice President of Pierce & Stevens
Paul Gavlinski.................    50       Vice President -- Operations of Pierce & Stevens
Gerard A. Loftus...............    43       President and Chief Executive Officer of SIA Adhesives and
                                            Tanner
Peter Longo....................    38       President and Chief Executive Officer of OSI Sealants

     Robert B. Covalt has served as Chairman, President and Chief Executive Officer and as a director of the Company since its inception in 1995. Mr. Covalt is a director of each of the Guarantors. From 1979 to 1990, Mr. Covalt served as President of the Specialty Chemicals Group of Morton. During this period, Mr. Covalt grew Morton's specialty chemicals group from $175.0 million to $1.3 billion in sales and he completed thirteen acquisitions ranging in size from $3.0 million to $170.0 million. From 1990 to 1993, Mr. Covalt was Morton's Corporation Executive Vice President. Prior to that time, Mr. Covalt served in various capacities in Morton's Chemical Division which he joined in 1957. Mr. Covalt serves on the board of directors of CFC International, Inc., a specialty chemical coating manufacturer. Mr. Covalt has a B.S. in Chemical Engineering and an honorary doctorate from Purdue University, and an M.B.A. from the University of Chicago.

     Lowell D. Johnson has served as Vice President and Chief Financial Officer, Treasurer, Secretary and director of the Company since January 1998. Mr. Johnson also serves as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Pierce & Stevens, OSI Sealants, Tanner, Mercer and SIA Adhesives. Mr. Johnson served as Vice President, Finance and Chief Financial Officer of the Isaac Group from March 1994 to January 1998. From October 1988 to March 1994, Mr. Johnson served as Vice President,

Finance and Chief Financial Officer for Kerr Manufacturing Company. From March 1983 to October 1988, Mr. Johnson was Senior Vice President and Chief Financial Officer of KMS Industries, Inc. From March 1972 to March 1983, Mr. Johnson served in various financial and audit management capacities with Touche Ross & Company, Northwest Industries, Inc. and the BOC Group. A C.P.A., Mr. Johnson holds B.B.A. and M.B.A. degrees from Eastern Michigan University.

     Martyn Howell-Jones has served as Vice President -- International of the Company since October 1996. Mr. Howell-Jones is responsible for the Company's international sales and marketing efforts. Prior to joining the Company, Mr. Howell-Jones was engaged as a consultant to National Starch and Chemical Company from June 1994 to September 1996 where he assisted in the development of National Starch and Chemical Company's international adhesives business. From 1966 to 1992, Mr. Howell-Jones was employed by Morton in its European specialty chemicals business. Mr. Howell-Jones holds a B.S. degree from London University.

     Richard W. Johnston has served as Vice President -- Technical of the Company since March 1997 and as Executive Vice President of Pierce & Stevens since 1995. From 1992 to 1995, Mr. Johnston served as Vice President -- Technology of Pierce & Stevens. Prior to that time, Mr. Johnston served as Vice President of Pierce & Stevens' Canadian operations from 1988 to 1992. Mr. Johnston joined Pierce & Stevens in 1966 and has served in several technical capacities with expertise in coatings and adhesives technology. Mr. Johnston holds a B.S., M.S. and M.E.S. in Chemistry from the University of Waterloo, Canada.

     Stephen Zavodny has served as Director of Project Engineering for the Company since February 1997. Mr. Zavodny is in charge of all capital projects and improvements for the Company's manufacturing operations. From 1996 to January 1997, Mr. Zavodny served as a project manager and product line manager for Raytheon. Prior to that time, Mr. Zavodny served as Director of Engineering at Morton from 1991 to 1996. From 1981 to 1991, Mr. Zavodny served in various engineering capacities with Morton. Mr. Zavodny holds a B.S. degree in Chemical Engineering from the University of Illinois.

     Louis M. Pace has served as the Company's Director of Corporate Development and Assistant Secretary since August 1996. From 1995 to August 1996, Mr. Pace was an associate with FCEC. Prior to that time, Mr. Pace was a member of First Chicago Corporation's First Scholar management training program where he was engaged in various financial capacities including emerging markets, interest rate derivatives and analysis of equity capital investments. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

     Paul Gavlinski has served as Vice President, Operations of the Company since February, 1998 and Vice President, Operations of Pierce & Stevens since September 1996. From 1995 to July 1996, Mr. Gavlinski served as President of Catalyst Development, a management consulting firm. Prior to that time, Mr. Gavlinski was Vice President -- Manufacturing of Emulsion Systems Inc., a polymer manufacturing company. From 1969 to 1992, Mr. Gavlinski was employed by Morton in various chemical manufacturing capacities. Mr. Gavlinski holds a B.S. in Chemical Engineering from the University of Illinois.

     Gerard A. Loftus has served as President of Tanner and SIA Adhesives since February 1998 and President of SIA Adhesives since April 1996. From January 1995 to March 1996, Mr. Loftus served as General Manager of the Adhesive Systems Division of The B.F. Goodrich Company, the predecessor of SIA Adhesives ("ASD"). In 1994, Mr. Loftus served as the division business manager of ASD with responsibility for all sales, marketing and technical activities. From 1990 to 1994, Mr. Loftus was business manager of the aerospace products group of ASD. Upon joining ASD in 1986, Mr. Loftus served in a variety of capacities including materials manager and controller. Mr. Loftus, who is a C.P.A., holds a B.B.A. in Accounting from Ohio University and a Masters of Accountancy from Cleveland State University.

     Peter Longo has been President and Chief Executive Officer of OSI Sealants since 1991. From 1989 to 1991, Mr. Longo was Vice President of Operations of OSI Sealants. Mr. Longo has been employed by OSI Sealants for more than 20 years and has served in a variety of capacities including sales and marketing. Mr. Longo attended Lakeland Community College.

     Michael Prude has been President of Pierce & Stevens since February 1998. From 1993 to 1997, Mr. Prude was President and Chief Operating Officer of Evode-Tanner Industries Division of Laporte plc, the predecessor of Tanner. From 1991 to 1993, Mr. Prude was President of Tamms Industries -- Division of Laporte plc. Mr. Prude holds a B.S. degree in Chemical Engineering from the University of Wales, United

Kingdom. From 1990 to 1991, Mr. Prude served as Vice President of Tamms Industries -- Division of Laporte plc. From 1987 to 1990, Mr. Prude served as Works Manager of Interox. From 1987 to 1987, Mr. Prude served as Operations Director of Chemical Specialties, Inc., a division of Laporte plc. From 1977 to 1984, Mr. Prude was employed by Interox Chemicals, a company owned jointly by Laport plc. and Solvay.

     Karen K. Seeberg has been Vice President, Human Resources of the Company since February, 1998. From January 1997 to February 1998, Ms. Seeberg was Director, Human Resources for Pierce & Stevens. From September 1992 to January 1997, Ms. Seeberg was Human Resources Manager for the Information System Division of Avery Dennison. From August 1982 to August 1992, Ms. Seeberg held human resource management positions with Federated Department Stores, Iroquois Industries, Inc. and British Petroleum. Ms. Seeberg holds a B.A. degree from State University of New York.

     Charles A. Aldag, Jr. has been a director of the Company since August 1996. Mr. Aldag is retired but serves as a special advisor to the Chemical Manufacturer's Association where he has been active in developing environmental, health and safety management practices and systems. Prior to his retirement, Mr. Aldag served from 1987 to 1991 as Vice Chairman of Sherex Chemical Co., a subsidiary of Schering AG of Germany, which was a producer of oleochemical products and specialty surfactants. Mr. Aldag joined Ashland Chemical, Sherex Chemical's predecessor, in 1968 and served in various capacities including President and Chief Executive Officer of Sherex Chemical from 1979 to 1987. Mr. Aldag holds a B.S. in Chemistry from Purdue University and an M.B.A. from the University of Indiana.

     Carol E. Bramson has been a director of the Company since March 1996 and is Chairman of its Compensation Committee. Ms. Bramson is a director of each of the Guarantors. Ms. Bramson has been a partner of FCEC since 1995. From 1992 to 1995, Ms. Bramson was an associate with FCEC. From 1989 to 1992, Ms. Bramson was employed by Household International Inc. in its leveraged finance group. Prior to that time, Ms. Bramson was engaged as an associate with Essex Venture Partners, a Chicago-based venture capital firm. Ms. Bramson also serves on the board of directors of Seco Products Corporation. Ms. Bramson holds a B.S. in Finance from DePaul University and an M.B.A. from the University of Chicago.

     Lawrence E. Fox has been a director of the Company since June 1997. Mr. Fox has been a senior vice-president of FCEC since 1979 and currently heads the equity unit of the Capital Investments Department. Mr. Fox has previously been responsible for FCEC's leveraged debt funding and mezzanine investments. Mr. Fox is a director of Lafayette Pharmaceuticals Inc. and Alpha Technologies Group, Inc. Mr. Fox received his undergraduate degree from the University of Wisconsin and an M.B.A. from the University of Chicago.

     Eric C. Larson has been a director of the Company since March 1996 and serves as Chairman of its Audit Committee. Mr. Larson is a director of each of the Guarantors. Mr. Larson has been a partner of FCEC since 1991. Since joining FCEC in 1984, Mr. Larson has held a variety of principal investment and advisory responsibilities in structuring middle market leveraged buyouts and recapitalization transactions in a broad array of industries. Mr. Larson serves on the board of directors of M-Wave, Inc., a manufacturer of specialty components for the wireless communications industry as well as several private companies. Mr. Larson holds a B.A. degree from Harvard University, a Masters in Architecture from the University of Michigan and an M.B.A. from the University of Chicago.

     Karl D. Loos has been a director of the Company since August 1996. Mr. Loos founded Garnett Consulting in 1996. From 1977 to 1996, Mr. Loos was employed at Arthur D. Little & Co. in Boston, Massachusetts, most recently as Vice President and Managing Director of Process Industries Consulting and Director of the Strategic Planning practice. Mr. Loos received his undergraduate degree from Dartmouth College and an M.B.A. from Harvard Business School.

     Neal G. Reddeman has been a director of the Company since August 1996 and has been engaged as a consultant to the Company. Mr. Reddeman who is retired, has more than 40 years experience in the specialty packaging, coatings and adhesives industry. From 1965 to 1991, Mr. Reddeman was employed in the specialty chemicals group of Morton, most recently as Executive Vice President of Adhesives and Coatings. Prior to joining Morton, Mr. Reddeman was Vice President of Manufacturing at General Packaging Inc. in Rochester, New York and was manager of product development at Milprint Inc. in Milwaukee, Wisconsin. Mr. Reddeman holds a B.S. in Chemical Engineering from the University of Wisconsin.

     Reeve B. Waud has been a director of the Company since March 1996. Mr. Waud is a director of each of the Guarantors. Mr. Waud has served as a principal of Waud Capital Partners, L.L.C., Waud Capital Partners -- I, L.P. and Waud Capital Partners -- II, L.P., a Chicago-based group of equity investment firms, since November 1993. From 1987 to 1993, Mr. Waud was an Associate with Golder, Thoma & Cressey, a middle market venture capital group. Prior to that time, Mr. Waud was an analyst with Salomon Brothers Inc in the corporate finance group. Mr. Waud serves as Chairman of the board of directors of Christiana Industries, L.L.C. and Whitehall Products, L.L.C. and serves on the board of directors of Northwestern Memorial Management Corporation, Mr. Waud holds a B.A. from Middlebury College and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

ITEM 11. EXECUTIVE COMPENSATION

     The compensation of executive officers of the Company is determined by the Board. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the years ended December 31, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1997 and 1996.

                                                            ANNUAL COMPENSATION
                                                    ------------------------------------       ALL OTHER
                                                    FISCAL                                    COMPENSATION
                                                     YEAR        SALARY($)      BONUS($)         ($)(1)
                                                    ------       ---------      --------      ------------
Robert B. Covalt..................................   1997        $250,000       $140,158        $17,512
  Chairman, President and Chief Executive Officer    1996(2)      146,033        139,315          2,417
William T. Schram.................................   1997         140,000         26,994          6,081
  Vice President, Chief Financial Officer and        1996(2)
  Secretary                                                        88,533         44,877          2,750
John H. Edholm....................................   1997         153,333             --          7,292
  President of Pierce & Stevens                      1996(3)       63,422          7,875          1,618
Gerard A. Loftus..................................   1997         128,023         41,863          3,763
  President of SIA Adhesives                         1996(2)       81,450          5,000          1,438
Richard W. Johnston...............................   1997         146,667         24,961          7,156
  Vice President -- Technology                       1996(3)       63,904          7,875          1,632

-------------------------
(1) Represents matching contributions under 401(k) plans. Robert B. Covalt's 1997 compensation includes $14,312 tax gross-up for shares purchased in 1997.

(2) Represents compensation from April 1, 1996 to December 31, 1996

(3) Represents compensation from August 19, 1996 to December 31, 1996

MANAGEMENT INCENTIVE PLANS AND EMPLOYMENT AGREEMENTS

     The Company's Board of Directors believes that equity- and performance-based plans and programs should constitute a major portion of management's compensation so as to provide significant incentives to achieve corporate goals. The Company, in conjunction with the Parent Partnership, has instituted four plans and programs for this purpose.

     Stock Incentive Pool. The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. Accelerated vesting may be granted in accordance with defined qualifying events. To date, Stock Incentive Pool units and shares representing approximately 11.8% of the indirect ownership of the Company's equity have been awarded by the Compensation Committee of the Board to nine select officers, directors and employees of the Company.

     1997 Long-Term Incentive Plan. The Parent Partnership adopted its 1997 Long-Term Incentive Plan in May 1997 in order to provide long-term incentive awards to all salaried employees (excluding executives who participate directly in the Stock Incentive Pool). Participants are granted a "participation share" in the incentive award pool which consists of a portion of equity reserved for the program. At the time of a qualified transaction, determined and defined by the Board of Directors, the value of the pool is allocated to participants based upon their "participation share". Payment may be in the form of stock options, stock, cash, or a combination of these elements, as determined by the Board of Directors. "Participation shares" are not vested until earned and paid out. If a participant leaves the Company before a qualified transaction has occurred, their "participation share" is forfeited. If an individual joins the Company during the plan cycle, they may be permitted to participate in the program, at the discretion of the Chief Executive Officer and Board of Directors. The Compensation Committee of the Board of Directors will administer the plan and have the authority and responsibility to approve award levels and make any changes in plan concept and design. As of May 31, 1997, the Long-Term Incentive Plan was funded with an allocation of units and shares representing indirect ownership of approximately 1.0% in the Company's equity.

     1997 Management Incentive Plan. The Company adopted its 1997 Management Incentive Plan in May 1997 in order to provide incentives to eleven selected members of management and corporate staff judged to have the greatest impact on the year's results. Each participant will be eligible for cash bonus awards based on the Company's financial performance, measured in terms of 1997 revenues and EBITDA, and on individual role-specific goals. Participants in this program have been assigned a percentage of their base salary as their bonus target for the 1997 fiscal year. Awards may be higher or lower than the target bonus as the Company and/or individual performance is above or below the level expected to achieve the target bonus. Total potential bonus as a percent of salary will be in the range of 30%-120% of base salary dependent upon position. However, no bonuses will be earned by the senior executives named in the Summary Compensation Table unless a target cashflow threshold is attained and no bonus will be awarded to any participating employee unless both the Company's revenues and EBITDA reach a 90% attainment level.

     1997 Incentive Bonus Program. The Company adopted its 1997 Incentive Bonus Program in May 1997 in order to provide incentives to all salaried employees (excluding any participant in the 1997 Management Bonus Program, sales incentive eligible employees and union employees). Each participant will be eligible for bonus awards based on the Company's financial performance, measured in terms of revenues and EBITDA, and on individual role-specific goals. Participants in this program have been assigned a percentage of their base salary as their bonus target for 1997. Awards may be higher or lower than the target bonus as the Company and/or individual performance is above or below the level expected to achieve the target bonus. Total potential bonus will be in the range of 7.5% to 34% of base salary dependent upon position and salary band. Participants' eligibility for the financial performance aspects of target bonus is contingent upon the Company's realization of 90% of its target budget for the period. Upon achievement of 90% of both target revenue and EBITDA, participants earn 50% of the target bonus opportunity. For performance achievement between 90% and 100% of target for revenue and EBITDA, the bonus awarded will increase from 50% to 100% of the target award level. For performance achievement above 100% of target revenue and EBITDA, the bonus award will increase subject to a formula dependent upon position and salary band.

     In addition to the cash bonus program described above, the Company has established a multi-tiered recognition program which provides cash and non-cash recognition awards to employees. Service awards are in place to recognize employees for loyalty and sustained contribution as demonstrated by length of service. Contribution awards are provided to recognize a broad range of employees for individual and team contributions of clear value to the organization.

     The Company also has employment agreements with Mr. Covalt, Mr. Johnson, Mr. Prude, Mr. Loftus and Mr. Johnston, which provide for such executives to serve in their current capacities. The agreement with Mr. Covalt currently provides for a salary of at least $250,000. The remainder of these agreements provide for salaries of at least the following amounts: Mr. Johnson, $170,000; Mr. Prude, $150,000; Mr. Loftus, $130,000; and Mr. Johnston, $145,000. The
agreements with Mr. Covalt and Mr. Loftus expire on March 31, 1999 and the agreement with Mr. Johnston expires on August 19, 1999. The agreement with Mr. Johnson expires January 5, 2001. The agreement with Mr. Prude expires February 16, 2001. All of these agreements also contain noncompetition provisions which extend up to two years after the end of such executives' employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a wholly-owned subsidiary of the Parent Partnership. The following table sets forth certain information regarding the beneficial ownership of the common stock of the general partner of the Parent Partnership, by each person who beneficially owns more than five percent of such common stock and by the directors and certain executive officers of the Company, individually, and as a group.

                                                                 NUMBER      PERCENTAGE
                                                                OF SHARES    OF SHARES
                                                                ---------    ----------
FIVE PERCENT SECURITY HOLDERS
First Chicago Equity Corporation(1).........................      602.8         34.7%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
Waud Capital Partners - I, L.P.(2)..........................      165.6          9.5%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60045
Waud Capital Partners - II, L.P.(2).........................      120.2          6.9%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60645
Chase Venture Capital Associates, L.P. .....................      161.5          9.3%
  380 Madison Avenue, 12th Floor, New York, New York 10017
Bank of America Investments.................................      121.9          7.0%
  231 South LaSalle Street, Chicago, Illinois 60697
Cross Creek Partners(3).....................................      106.4          6.1%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
OFFICERS AND DIRECTORS
Robert B. Covalt............................................      242.9         14.0%
Lowell D. Johnson...........................................       20.4          1.1%
Martyn Howell-Jones.........................................        8.8         *
Gerard A. Loftus............................................        6.5         *
Richard W. Johnston.........................................        8.5         *
Charles A. Aldag............................................        3.4         *
Carol E. Bramson(1)(3)......................................      709.2         40.8%
Lawrence F. Fox(1)(3).......................................      709.2         40.8%
Eric C. Larson(1)(3)........................................      709.2         40.8%
Karl D. Loos................................................        3.4         *
Neal G. Reddeman............................................        3.4         *
Reeve B. Waud(2)............................................      301.9         17.3%
*All executive officers and directors as a group............    1,308.1         75.3%

-------------------------
 * Represents less than 1%.

(1) Carol E. Bramson, Lawrence E. Fox and Eric C. Larson are partners of First Chicago Equity Corporation. Accordingly Ms. Bramson, Mr. Fox and Mr. Larson may be deemed to be the beneficial owner of these securities to Ms. Bramson, Mr. Fox and Mr. Larson disclaim beneficial ownership of these securities.

(2) Reeve B. Waud is affiliated with Waud Capital Partners -- I, L.P. and Waud Capital Partners -- II, L.P. Accordingly Mr. Waud may be deemed to be the beneficial owner of these securities. Mr. Waud disclaims beneficial ownership of these securities.

(3) Carol E. Bramson, Lawrence E. Fox and Eric C. Larson are partners of Cross Creek Partners. Accordingly, Ms. Bramson, Mr. Fox and Mr. Larson may be deemed to be the beneficial owner of these securities. Ms. Bramson, Mr. Fox and Mr. Larson disclaim beneficial ownership of these securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of SIA Adhesives in March 1996, Mr. Loftus invested $110,000 to purchase membership interests of SIA Adhesives, and in connection with the acquisition of Pierce & Stevens in August 1996, Mr. Johnston invested $125,000, to purchase common stock of Pierce & Stevens.

     In connection with the formation of Sovereign Specialty Chemicals, Inc. on July 31, 1997 and the reorganization of the Company, the Parent Partnership exchanged partnership units, with a fair value of approximately $1.5 million, for ownership interests in SIA and P&S held by Mssrs. Loftus, Edholm, Johnston, Zavodny, Gavlinski and Bashford.

     The Chase Manhattan Bank is the administrative agent under the Senior Credit Facility. Chase Securities Inc. acted as arranger for the Senior Credit Facility. The Chase Manhattan Bank and Chase Securities Inc. are affiliates of Chase Venture Capital Associates, L.P.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. The financial statements listed in the "Index to Financial Statements."

          2. None.

          3. The exhibits listed in the "Index to Exhibits."

     (b) Reports on Form 8-K. None.

     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:

                                            ------------------------------------
                                                      Robert B. Covalt
                                             Chairman, Chief Executive Officer
                                                       and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

                      SIGNATURE                                              CAPACITY
                      ---------                                              --------

                                                           Chairman, Chief Executive Officer, President
-----------------------------------------------------      and Director (Principal Executive Officer)
                  Robert B. Covalt

                                                           Vice President, Chief Financial Officer,
-----------------------------------------------------      Treasurer, Secretary and Director (Principal
                  Lowell D. Johnson                        Financial Officer and Principal Accounting
                                                           Officer)

                                                           Director
-----------------------------------------------------
                  Neil G. Reddeman

                                                           Director
-----------------------------------------------------
                  Charles A. Aldag

                                                           Director
-----------------------------------------------------
                  Carol E. Bramson

                                                           Director
-----------------------------------------------------
                   Lawrence E. Fox

                                                           Director
-----------------------------------------------------
                   Eric C. Larson

                                                           Director
-----------------------------------------------------
                    Karl D. Loos

                                                           Director
-----------------------------------------------------
                    Reeve B. Waud

                           ANNUAL REPORT ON FORM 10-K

                               ITEMS 8 AND 14(A)

                         INDEX TO FINANCIAL STATEMENTS

                       Consolidated Financial Statements

                      Sovereign Specialty Chemicals, Inc.
                                and Subsidiaries

                        As of and for the periods ended
                           December 31, 1996 and 1997
                      with Report of Independent Auditors

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF AND FOR THE PERIODS ENDED
                           DECEMBER 31, 1996 AND 1997

                                    CONTENTS

Report of Independent Auditors..............................  F-4
Consolidated Financial Statements
Consolidated Balance Sheets.................................  F-5
Consolidated Statements of Operations.......................  F-6
Consolidated Statements of Stockholder's Equity.............  F-7
Consolidated Statements of Cash Flows.......................  F-8
Notes to Consolidated Financial Statements..................  F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from March 31, 1996 (date of inception) to December 31, 1996 and for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for the period from March 31, 1996 (date of inception) to December 31, 1996, and for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Chicago, Illinois
March 27, 1998

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER
                                                                -------------------
                                                                 1996        1997
                                                                 ----        ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   104    $  6,413
  Accounts receivable, less allowance of $325 and $655......     10,997      26,824
  Inventories...............................................      9,895      21,042
  Deferred income taxes.....................................        688         944
  Other current assets......................................      1,972       4,539
                                                                -------    --------
Total current assets........................................     23,656      59,762
Property, plant, and equipment, net.........................     27,022      48,308
Goodwill, net...............................................     17,876     123,177
Deferred financing costs, net...............................      1,169      11,137
Other assets................................................        237         375
                                                                -------    --------
Total assets................................................    $69,960    $242,759
                                                                =======    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $ 4,959    $ 13,008
  Accrued expenses..........................................      4,629      14,023
  Current portion of long-term debt.........................      2,000       2,400
  Current portion of capital lease obligations..............        132         120
                                                                -------    --------
Total current liabilities...................................     11,720      29,551
Long-term debt, less current portion........................     39,360     153,193
Capital lease obligations, less current portion.............        160       3,564
Deferred income taxes.......................................         72         209
Other long-term liabilities.................................        713       4,189
Minority interests..........................................        491          --
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................         --          --
Additional paid-in capital..................................     17,689      52,479
Accumulated deficit.........................................       (306)       (522)
Cumulative translation adjustment...........................         61          96
                                                                -------    --------
Total stockholder's equity..................................     17,444      52,053
                                                                -------    --------
Total liabilities and stockholder's equity..................    $69,960    $242,759
                                                                =======    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 PERIOD FROM
                                                               MARCH 31, 1996
                                                             (DATE OF INCEPTION)    YEAR ENDED
                                                               TO DECEMBER 31,     DECEMBER 31,
                                                                    1996               1997
                                                             -------------------   ------------
Net sales...................................................       $37,792           $134,771
Cost of goods sold..........................................        26,637             92,889
                                                                   -------           --------
Gross profit................................................        11,155             41,882
Selling, general, and administrative expenses...............         9,458             30,081
Minority interest...........................................           155                 50
                                                                   -------           --------
Operating income............................................         1,542             11,751
Foreign exchange loss.......................................            --                163
Interest expense............................................         1,666              9,080
                                                                   -------           --------
Income (loss) before income taxes and extraordinary
  losses....................................................          (124)             2,508
Income taxes................................................           (99)             1,315
                                                                   -------           --------
Income (loss) before extraordinary losses...................           (25)             1,193
Extraordinary losses (net of tax benefits)..................           281              1,409
                                                                   -------           --------
Net loss....................................................       $  (306)          $   (216)
                                                                   =======           ========
Pro forma:
Net income (loss) before income taxes and extraordinary
  losses, as stated.........................................       $  (124)          $  2,508
Income taxes:
  As stated.................................................           (99)             1,315
  Additional pro forma income taxes.........................           154                657
                                                                   -------           --------
                                                                        55              1,972
                                                                   -------           --------
Net income (loss) before extraordinary losses...............          (179)               536
Extraordinary losses........................................           169              1,409
                                                                   -------           --------
Net loss....................................................       $  (348)          $   (873)
                                                                   =======           ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONAL                 CUMULATIVE
                                               COMMON    PAID-IN     ACCUMULATED   TRANSLATION
                                               STOCK     CAPITAL       DEFICIT     ADJUSTMENT     TOTAL
                                               ------   ----------   -----------   -----------    -----
Balance at March 31, 1996 (date of
     inception)..............................   $--      $ 5,585        $  --          $--       $ 5,585
Capital contributions........................    --       12,258           --           --        12,258
Distributions................................    --         (154)          --           --          (154)
Net loss.....................................    --           --         (306)          --          (306)
Translation adjustment.......................    --           --           --           61            61
                                                ---      -------        -----          ---       -------
Balance at December 31, 1996.................    --       17,689         (306)          61        17,444
Capital contributions........................    --       33,800           --           --        33,800
Issuance of equity to purchase minority
  interests..................................    --          990           --           --           990
Net loss.....................................    --           --         (216)          --          (216)
Translation adjustment.......................    --           --           --           35            35
                                                ---      -------        -----          ---       -------
Balance at December 31, 1997.................   $--      $52,479        $(522)         $96       $52,053
                                                ===      =======        =====          ===       =======

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 PERIOD FROM
                                                               MARCH 31, 1996
                                                             (DATE OF INCEPTION)    YEAR ENDED
                                                               TO DECEMBER 31,     DECEMBER 31,
                                                                    1996               1997
                                                             -------------------   ------------
OPERATING ACTIVITIES
  Net loss..................................................      $   (306)         $    (216)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................         1,600              6,049
     Deferred income taxes..................................          (133)               238
     Minority interests.....................................           155                 50
     Amortization of deferred financing costs...............            47                651
     Extraordinary losses...................................           281              1,409
     Changes in operating assets and liabilities (net of
      effect of acquired companies):
       Accounts receivable..................................         1,197                642
       Inventories..........................................            88               (114)
       Prepaid expenses and other current assets............          (462)            (1,889)
       Accounts payable and accrued expenses................         3,495               (434)
                                                                  --------          ---------
Net cash provided by operating activities...................         5,962              6,386
INVESTING ACTIVITIES
Acquisition of businesses (net of acquired cash)............       (62,718)          (133,338)
Purchase of property, plant, and equipment..................          (688)            (1,834)
                                                                  --------          ---------
Net cash used in investing activities.......................       (63,406)          (135,172)
FINANCING ACTIVITIES
Capital contributions.......................................        17,835             33,800
Proceeds from revolving credit facility.....................         3,228                593
Payments on revolving credit facility.......................        (7,596)                --
Proceeds from issuance of long-term debt....................        54,226            155,000
Deferred financing costs....................................        (1,216)           (12,672)
Payments on long-term debt..................................        (8,699)           (41,360)
Payments on capital lease obligations.......................           (53)              (270)
Distributions...............................................          (158)                --
                                                                  --------          ---------
Net cash provided by financing activities...................        57,567            135,091
Effect of exchange rate changes on cash.....................           (19)                 4
                                                                  --------          ---------
Net increase in cash and cash equivalents...................           104              6,309
Cash and cash equivalents at beginning of period............            --                104
                                                                  --------          ---------
Cash and cash equivalents at end of period..................      $    104          $   6,413
                                                                  ========          =========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

1. REORGANIZATION AND BASIS OF PRESENTATION

     Effective July 31, 1997, Sovereign Specialty Chemicals, L.P. (the Parent Partnership) reorganized its corporate structure. The Parent Partnership purchased the outstanding minority interests in Sovereign Engineered Adhesives, L.L.C. (SEA) and P&S Holdings, Inc. through the issuance of additional units in the Parent Partnership in exchange for the membership interests in SEA and the common stock in P&S not previously owned. The acquisition of minority interests was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," and goodwill in the amount of $990 was recognized. Concurrently, SEA was merged with and into SIA Adhesives, Inc.
(SIA), a newly-formed C corporation, and SEA was dissolved. Also, P&S Holdings, Inc. was merged into its wholly-owned subsidiary, Pierce & Stevens Corp. (P&S). At the same time, Sovereign Specialty Chemicals, Inc. (Sovereign) was formed as a wholly-owned subsidiary of the Parent Partnership. The initial capitalization of Sovereign was comprised of a $33.8 million contribution from investors through the Parent Partnership. In addition, the Parent Partnership contributed its wholly-owned subsidiaries, SIA and P&S, to Sovereign. The contribution of the subsidiaries was accounted for at historical book value (after accounting for the purchase of the minority interests) in a manner similar to a pooling-of-interests. Upon the consummation of the transactions, SIA, P&S, and Acquired Companies (Note 4) became wholly-owned subsidiaries of Sovereign. Unless otherwise noted, all references to the Company hereinafter refer to Sovereign and its wholly-owned subsidiaries.

     The financial statements as of December 31, 1996 and for the period from March 31, 1996 (date of inception) through December 31, 1996 and as of and for the year ended December 31, 1997 are presented on a basis "as if" the Company existed prior to July 31, 1997 and included the operations of the subsidiaries from their respective dates of acquisition.

2. NATURE OF BUSINESS

     The Company operates in one business segment, as a developer, producer and distributor of adhesives, sealants and coatings utilized in numerous industrial and commercial applications. Commercial applications of the Company's products include housing repair, remodeling and construction, industrial, overprint coatings, and flexible packaging. Products are sold and distributed primarily throughout the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SIA, P&S, newly-acquired companies (Note 4) and Sovereign Specialty Chemicals, Pte. Ltd., a Singapore-based sales office. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment; seven years for furniture and fixtures,

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and 39 years for buildings and improvements. Accelerated depreciation methods are used for income tax purposes.

GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization of goodwill was $590 and $3,660 as of December 31, 1996 and 1997, respectively. Management of the Company assesses the recoverability of this intangible asset, through undiscounted cash flows of the underlying acquired entity, to make a judgment whether the amortization of goodwill over its remaining useful life can be recovered. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. There will be an impact on the assessment of the recoverability of goodwill if estimated future operating cash flows are not achieved.

DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized using the straight-line method over the term of the related debt ranging from seven to ten years. Accumulated amortization was $47 and $710 as of December 31, 1996 and 1997, respectively.

INCOME TAXES

     Prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "passed through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries will file a consolidated federal tax return. The financial statements of operations for the period ended December 31, 1996 and for the year ended December 31, 1997, include "pro forma" income taxes as if the companies had been subject to income taxes for all periods presented.

     Deferred taxes have been recognized for the tax consequences of temporary differences by applying the enacted statutory income tax rates applicable to future years of differences between the financial statement carrying amounts and the tax bases of the existing assets and liabilities. Deferred taxes have been recognized due to differences in timing for financial reporting and tax reporting of depreciation, net operating loss carryforwards, goodwill, inventory reserves and capitalization, the allowance for doubtful accounts, and various accruals.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $0.7 million and $3.0 million as of December 31, 1996 and 1997, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
TRANSLATION OF FOREIGN CURRENCIES

     Except as noted below, the Company's foreign subsidiaries use the local currency as their functional currency; accordingly, their financial statements are translated using the current exchange rates as of the reporting dates for the balance sheet and using a weighted-average exchange rate during the period for statement of operations accounts. Adjustments resulting from such translation are included in cumulative translation adjustment, a separate component of stockholder's equity. Because Mexico is classified as a hyperinflationary economy, P&S's Mexican subsidiary is required to use the U.S. dollar as its functional currency. Accordingly, the financial statements of the Mexican subsidiary have been remeasured from the peso to the U.S. dollar. Gains and losses on such remeasurement have been included in the statement of operations.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets (including related goodwill) on an ongoing basis. Identifiable intangibles are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable, loans receivable, related party, accounts payable and accrued expenses, and other current liabilities approximate to their fair value due to the short-term nature of these instruments.

     The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt, including current portion, approximate fair value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short-term basis.

     The Company estimates the fair value of fixed rate long-term debt obligations including current portion, using the discounted cash flow method with interest rates currently available for similar obligations. The carrying amounts reported in the Company's balance sheets for these obligations approximate fair value.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains an allowance for potential credit losses.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). In addition to net income,

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) comprehensive income includes items recorded directly to stockholder's equity such as the cumulative translation adjustment. The provisions of SFAS 130 establish new standards for reporting and displaying comprehensive income and its components in a full set of financial statements. Application of the provisions of SFAS 130 are required for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the specific reporting requirements of SFAS 130; however, the adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The provisions of SFAS 131 establish standards for the way companies report information about operating segments in annual financial statements and require that such companies report selected information about operating segments in interim financial reports issued to shareholders. The provisions of SFAS 131 require the disclosure of segment information be based on a "management approach" whereby disclosures are made of information that is available and evaluated regularly by the chief decision makers of the Company in deciding how to allocate resources and assess performance. Application of the provisions of SFAS 131 is required for fiscal years beginning after December 15, 1997. Management believes that the operating subsidiaries of the Company form a single business segment (the manufacture, sale, and distribution of adhesives and sealant products) and manage the companies as such. The Company has evaluated the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on its future disclosure requirements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises the previous disclosure requirements of pension and postretirement plans. The Statement does not change the recognition or measurement of pension or postretirement benefit plans. The Company has evaluated the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on its future disclosure requirements.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

4. BUSINESS COMBINATIONS

     Effective March 31, 1996, the Company purchased, through SEA, the Adhesives Systems Division of The BFGoodrich Company (BFG). The purchase was made in accordance with the Asset Purchase Agreement between the Company, SEA and BFG. The Company acquired certain assets and assumed certain commitments for $15,819, including transaction related costs of $607 and net of acquired cash of $404. The acquisition was accounted for as a purchase and, as such, the results of operations subsequent to March 31, 1996, have been included in the consolidated statement of operations of the Company. In connection with the acquisition, the Company recognized goodwill in the amount of approximately $4.2 million which is being amortized over a period of 15 years.

     Effective August 19, 1996, the company purchased, through P&S Holdings, Inc., 100% of the outstanding common stock of P&S. The cost of the acquisition was $46,899 including transaction costs of approximately $1.2 million. The acquisition was accounted for as a purchase and, as such, the results of operations subsequent to August 19, 1996, have been included in the consolidated statement of operations of the Company. In connection with the acquisition, the Company recognized goodwill in the amount of approximately $14.0 million which is being amortized over a period of 15 years.Effective August 5, 1997, the Company purchased from Laporte plc (Laporte), the net assets of Laporte Construction Chemicals North America, Inc.; Evode-Tanner Industries, Inc.; and Mercer Products Company, Inc. (the Acquired Compa-

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

4. BUSINESS COMBINATIONS (CONTINUED)
nies). The Acquired Companies were affiliated by common control as wholly-owned subsidiaries of Laporte. The purchase price of the Acquired Companies was approximately $133.3 million including expenses relating to the purchase of approximately $1.5 million and net of acquired cash of $707. The purchase was funded through the issuance of $125 million of subordinated notes payable, a $30 million term note, and a capital contribution of $33.8 million. Excess of funding over the purchase price was used to retire long-term debt (Note 9). Allocation of the purchase price to the fair values of significant assets and liabilities as of the date of purchase was as follows:

Purchase price..............................................    $133,338
Assets acquired/liabilities assumed:
  Accounts receivable.......................................      16,469
  Inventories...............................................      11,033
  Property, plant, and equipment............................      22,431
  Accounts payable..........................................     (11,717)
  Accrued liabilities.......................................      (9,954)
  Capital lease obligations.................................      (3,662)
  Other, net................................................         981
                                                                --------
                                                                  25,581
                                                                --------
Goodwill....................................................    $107,757
                                                                ========

     The acquisitions were accounted for as purchases and, as such, the results of the operations of the Acquired Companies subsequent to August 5, 1997 (date of acquisition), have been included in the consolidated statement of operations of the Company. Goodwill recognized in the acquisitions is being amortized over a period of 25 years. The Acquired Companies are wholly-owned subsidiaries of Sovereign and operate as OSI Sealants, Inc. (OSI), Tanner Chemicals, Inc. (Tanner), and Mercer Products Company, Inc. (Mercer).

     The unaudited pro forma consolidated statement of operations as if all of the above acquisitions had occurred as of the beginning of the respective periods, would have been as follows for the period from March 31, 1996 (date of inception) to December 31, 1996, and year ended December 31, 1997:

                                                               1996        1997
                                                               ----        ----
Net sales................................................    $157,010    $208,345
Cost of goods sold.......................................     109,144     142,615
                                                             --------    --------
Gross profit.............................................      47,866      65,730
Selling general and administrative expenses..............      37,068      45,912
                                                             --------    --------
Operating income.........................................      10,798      19,818
Interest expense.........................................      16,070      11,376
Income taxes.............................................      (1,166)      3,695
                                                             --------    --------
Loss before extraordinary losses.........................    $ (4,106)   $  4,747
                                                             ========    ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

5. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31
                                                            --------------------
                                                             1996         1997
                                                             ----         ----
Raw materials.............................................  $4,631       $10,908
Work in process...........................................     135           141
Finished goods............................................   5,129         9,993
                                                            ------       -------
                                                            $9,895       $21,042
                                                            ======       =======

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1996          1997
                                                            ----          ----
Land.....................................................  $ 2,930       $ 4,099
Building and improvements................................    8,020        18,915
Machinery and equipment..................................   16,820        27,271
Furniture and fixtures...................................      193           962
Construction-in-progress.................................       --           982
                                                           -------       -------
                                                            27,963        52,229
Less: Accumulated depreciation...........................      941         3,921
                                                           -------       -------
                                                           $27,022       $48,308
                                                           =======       =======

7. OTHER CURRENT ASSETS

     Other current assets are summarized as follows:

                                                                 DECEMBER 31
                                                             -------------------
                                                              1996         1997
                                                              ----         ----
Prepaid insurances.........................................  $  803       $1,337
Acquisition purchase price adjustment receivable...........      --        1,300
Other......................................................   1,169        1,902
                                                             ------       ------
                                                             $1,972       $4,539
                                                             ======       ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

8. ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31
                                                              ----------------
                                                               1996     1997
                                                               ----     ----
Interest....................................................  $  393   $ 5,344
Compensations and benefits..................................   3,309     4,435
Rebates and warranty........................................     125     1,307
Insurance...................................................      --       526
Royalties...................................................     237       445
Professional fees...........................................     166       315
Property taxes..............................................     138       268
Environmental liability.....................................      --       130
Other.......................................................     261     1,253
                                                              ------   -------
                                                              $4,629   $14,023
                                                              ======   =======

9. LONG-TERM DEBT

     Long-term debt are summarized as follows:

                                                               DECEMBER 31
                                                            ------------------
                                                             1996       1997
                                                             ----       ----
Senior subordinated notes.................................  $10,000   $125,000
Term loans................................................   24,501     30,000
Revolving credit facilities...............................    6,859        593
                                                            -------   --------
                                                             41,360    155,593
Less: Current maturities..................................    2,000      1,250
                                                            -------   --------
                                                            $39,360   $154,343
                                                            =======   ========

     In connection with its acquisition of SEA on March 31, 1996, the Company entered into a credit agreement (the Initial Credit Agreement) which provided a revolving credit facility and a long-term note expiring in 2002. Interest on the revolving credit facility and the long-term note was variable and payable at periods ranging up to three months. The rate approximated 8.0% on the debt outstanding. On August 19, 1996, the Company repaid its outstanding debt obligations under the Initial Credit Agreement and recognized an extraordinary loss on the early extinguishment of debt in the amount of $281.

     On August 19, 1996, concurrent with the acquisition of P&S, the Company entered into new credit agreements (the Credit Agreements) which provided for a revolving credit facility expiring in 2003, a long-term note due in quarterly installments through 2003, and a senior subordinated note due in a single payment on the earlier of March 31, 2004 or 90 days after the final payment on the revolving credit facility and the long-term note. Interest on the Credit Agreements were due quarterly and had a weighted-average interest rate of 9.3% on obligations outstanding at December 31, 1996. On July 31, 1997, the Company repaid its outstanding debt obligations under the Credit Agreements and recognized an extraordinary loss on the early extinguishment of debt of $1,409, net of tax benefit of $948.

Senior Subordinated Notes

     On July 31, 1997, the Company completed a private placement issuance of $125.0 million in principal amount of 9.5% Senior Subordinated Notes due 2007 (the Offering). The Offering was made to qualified

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT (CONTINUED)
institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC). Proceeds from the Offering were used, along with the $30.0 million term note and a $33.8 million capital contribution from the Parent Partnership to fund acquisitions (Note 4), refinance existing debt of $41,360, and pay fees and expenses related to the Offering and the purchase of Acquired Companies. In connection with the refinancing of debt, the Company recognized an extraordinary loss of $1,409, net of tax benefit of $948.

     The Senior Subordinated Notes (the Notes) mature on August 1, 2007. Interest is payable semi-annually in arrears each February 1 and August 1, commencing February 1, 1998. On or after August 1, 2002, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

                            YEAR                              REDEMPTION PRICE
                            ----                              ----------------
2002........................................................       105.0%
2003........................................................       103.0%
2004........................................................       102.0%
2005 and thereafter.........................................       100.0%

     In addition, at any time on or prior to August 1, 2000, the Company may, subject to certain requirements, redeem up to $40.0 million aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 110.0% of the principal amount to be redeemed plus accrued interest and unpaid interest. In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned subsidiaries -- SIA, P&S, OSI, Tanner, and Mercer (the Guarantor Subsidiaries). The Company's wholly-owned foreign subsidiaries are not guarantors of the Notes (the Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its Facility (see below), subject to certain limitations. See Note 19 for financial information as of December 31, 1997, of the Guarantor and the Non-Guarantor Subsidiaries.

     The indenture under which the Notes were issued contains certain covenants that, among other things, limit the Company from incurring other indebtedness, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), and making certain asset sales. All such covenants were met at December 31, 1997.

Term Loan

     On August 5, 1997, the Company entered into an agreement providing for a $30.0 million term loan (Term Loan) to fund the acquisition of businesses (Note
4). The Term Loan matures on August 5, 2004, and bears the same rate of interest as the Facility described below. The interest rate was approximately 8.25% at December 31, 1997. Twenty-five quarterly installments under the note are due commencing September 30, 1998. The covenants on the Term Loan are the same as the Facility described below. All covenants were met at December 31, 1997.

Revolving Credit Facilities

     On August 5, 1997, the Company entered into an agreement providing for a $30.0 million revolving credit facility (the Facility) available to the Company for working capital purposes. Advances under the Facility may be made up to an aggregate of $30.0 million including letters of credit of up to $10.0 million. The Facility matures on August 5, 2004. The funds available to be advanced may not exceed 85.0% and 75.0% of the

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT (CONTINUED)
Company's eligible domestic accounts receivable and eligible foreign accounts receivable, respectively and 50.0% of the Company's eligible inventories, as defined in the Credit Agreement. Amounts advanced are secured by the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary. At December 31, 1997, the Company had outstanding letters of credit of $900, and an unused portion of the Facility of $29.1 million.

     At the Company's election, amounts outstanding under the Facility and the Term Loan will bear interest at either the London Interbank Offered Rate (LIBOR), plus 1.5% to 2.5% or the Alternate Base Rate (ABR), plus a 0.25% to 1.25%. The variable spread to LIBOR or ABR is determined by the Company's leverage ratio as detailed in the Amended and Restated Credit Agreement. The ABR rate is defined in the Amended and Restated Credit Agreement as the highest of:
(i) the federal funds rate plus 0.5%, (ii) the prime rate for such day, or (iii) the certificate of deposit rate plus 1.0%. Interest is due quarterly and the interest rate was approximately 8.25% at December 31, 1997.

     The Company is required to pay, on a quarterly basis, a commitment fee equal to 0.5% per annum. The Company is also obligated to pay: (i) a per annum letter of credit fee equal to the applicable margin for LIBOR loans on the aggregate amount of outstanding letters of credit; (ii) bank fees for letters of credit issued of 0.25% per annum; and (iii) agent, arrangement, and other similar fees.

     The Facility and the Term Loan contains several covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay or amend other indebtedness, pay dividends, or make other changes in the business conducted by the Company or its subsidiaries. In addition, the Facility requires that the Company comply with specified ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a minimum net worth test. All such covenants were met at December 31, 1997.

     The Company's Singapore-based sales office has a facility providing for borrowings up to SG $1.0 million and secured by a SG $1.0 million letter of credit. Interest is payable at prime plus 1.0%. As of December 31, 1997, $593 was outstanding on the facility.

Annual Maturities

     Annual maturities of the Company's long-term debt are as follows at December 31, 1997:

1998........................................................  $  2,400
1999........................................................     4,800
2000........................................................     4,800
2001........................................................     4,800
2002........................................................     4,800
2003 and thereafter.........................................   133,993
                                                              --------
                                                              $155,593
                                                              ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

10. INCOME TAXES

     The components of the provision for income taxes (inclusive of tax benefits on extraordinary losses), are as follows for the period from March 31, 1996 (date of inception) to December 31, 1996, and year ended December 31, 1997:

                                                                1996     1997
                                                                ----     ----
Current income taxes:
  State.....................................................    $  11    $ 98
  Foreign...................................................       23      31
                                                                -----    ----
                                                                   34     129
Deferred income taxes.......................................     (133)    238
                                                                -----    ----
                                                                $ (99)   $367
                                                                =====    ====

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense is as follows for the period from March 31, 1996 (date of inception) to December 31, 1996, and year ended December 31, 1997:

                                                                1996    1997
                                                                ----    ----
Income taxes at federal statutory rate......................    $(43)   $  47
Income not subject to income taxes..........................     (61)    (558)
State taxes, net of federal benefit.........................       2      181
Foreign income taxes........................................      23       31
Increase in valuation allowance.............................      --      400
Goodwill....................................................      --      281
Other.......................................................     (20)     (15)
                                                                ----    -----
Income taxes at the effective rate..........................    $(99)   $ 367
                                                                ====    =====

     Income not subject to income taxes represents income from the Parent Partnership and SEA which, prior to the reorganization (Note 1), was taxed at the partner/member level. Pro forma income taxes, as if the Company and its subsidiaries were subject to income taxes for all periods presented, are presented in the statement of operations.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31
                                                                ----------------
                                                                1996      1997
                                                                ----      ----
Deferred tax assets:
  Allowance for doubtful accounts...........................    $  67    $   130
  Inventory obsolescence reserve............................       88        343
  Inventory capitalization..................................       --        123
  Accrued liabilities.......................................      336        421
  Write-off of deferred financing costs.....................       --        400
  Net operating loss carryforwards..........................      413      1,779
                                                                -----    -------
                                                                  904      3,196
Less: Valuation allowance...................................       --        400
                                                                -----    -------
Deferred tax assets.........................................      904      2,796
Deferred tax liabilities:
  Accelerated depreciation..................................     (165)    (1,827)
  Amortization of goodwill..................................       --       (234)
  Refundable investment tax credits.........................     (123)        --
                                                                -----    -------
Deferred tax liabilities....................................     (288)    (2,061)
                                                                -----    -------
Net deferred tax asset......................................    $ 616    $   735
                                                                =====    =======

     The Company has net operating loss carryforwards of approximately $4.5 million which may be used to reduce future federal and state income taxes, which expire through 2112.

11. RETIREMENT PLANS

     The Company sponsors a defined benefit pension plan covering certain salaried employees of a subsidiary of the Company. Employees vest in the plan over a five-year period, and the plan is frozen to new participants. Participants in the plan were given credit for prior years of service. Net periodic pension cost is as follows for the period ended December 31:

                                                                1996    1997
                                                                ----    ----
Service costs...............................................    $37     $81
Interest cost...............................................     --       3
Actual return on plan assets................................     --      (3)
                                                                ---     ---
Net periodic pension cost...................................    $37     $81
                                                                ===     ===

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

11. RETIREMENT PLANS (CONTINUED)
     The funded status of the plan, based on actuarial computations at September 30, 1996 and 1997, is presented below. An assumed discount rate of 7.5% and a 4.5% rate of increase in future compensation levels was used in determining the actuarial present value of the projected benefit obligation.

                                                              DECEMBER 31
                                                              -----------
                                                              1996   1997
                                                              ----   ----
Actuarial present value of accumulated benefit obligation:
  Vested benefits...........................................  $13    $ 75
  Nonvested benefits........................................   15      10
                                                              ---    ----
Accumulated benefit obligation..............................  $28    $ 85
                                                              ===    ====
Projected benefit obligation for services rendered to
  date......................................................  $37    $135
Plan assets at fair value...................................   --      47
                                                              ---    ----
Projected benefit obligation in excess of plan assets.......   37      88
Unrecognized net loss from past experience different from
  that assumed..............................................   --      13
                                                              ---    ----
Accrued pension liability...................................  $37    $ 75
                                                              ===    ====

     The Company has a pension plan covering all union employees of a subsidiary. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The Plan provides monthly benefits under a benefit formula.

     Net periodic pension cost is as follows for the period ended December 31:

                                                              1996   1997
                                                              ----   ----
Service cost................................................  $  5   $  23
Interest cost...............................................    29     114
Actual return on plan assets................................   (19)   (313)
                                                              ----   -----
Net periodic pension cost (income)..........................  $ 15   $(176)
                                                              ====   =====

     The funded status of the plan, based on actuarial computations at September 30, 1996 and 1997 is presented below. Plan assets are stated at fair value and composed of fixed rate securities and equity investments. The average assumed discount rate is 7.5%, and the average expected long-term rate of return on plan assets is 10.0%.

                                                                DECEMBER 31
                                                              ---------------
                                                               1996     1997
                                                               ----     ----
Actuarial present value of accumulated benefit obligation:
  Vested benefits...........................................  $1,567   $1,593
  Nonvested benefits........................................       8       24
                                                              ------   ------
Accumulated benefit obligation..............................  $1,575   $1,617
                                                              ======   ======
Projected benefit obligation for services rendered to
  date......................................................  $1,575   $1,617
Plan assets at fair value...................................   1,493    1,695
                                                              ------   ------
Plan assets in excess of (less than) projected benefit
  obligations...............................................      82      (78)
Unrecognized gain from past experience different from that
  assumed...................................................      --      153
                                                              ------   ------
Accrued pension liability...................................  $   82   $   75
                                                              ======   ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

11. RETIREMENT PLANS (CONTINUED)
     The Company sponsored several defined contribution plans (IRS qualified 401(k) plans). Participation in the plans is available to all salaried and hourly employees of the company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense of $139 and $600 for the periods ended December 31, 1996 and 1997, respectively.

12. MANAGEMENT INCENTIVE PLANS

     The Company has implemented, through the Parent Partnership, certain management incentive plans.

Stock Incentive Pool

     The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. Accelerated vesting may be granted in accordance with defined qualifying events. At December 31, 1996 and 1997, no grants were awarded under the plan.

1997 Long-Term Incentive Plan

     The Parent Partnership adopted its 1997 Long-Term Incentive Plan in May 1997 in order to provide long-term incentive awards to salaried employees (excluding executives who participate directly in the Stock Incentive Pool). Participants are granted a "participation share" in the incentive award pool which consists of a portion of equity reserved for the program. At the time of a qualified transaction as determined and defined by the Board of Directors, the value of the pool is allocated to participants based upon their "participation share". Payment may be in the form of stock options, stock, cash, or a combination of these elements, as determined by the Board of Directors. "Participation shares" are not vested until earned and paid out. If a participant leaves the Company before a qualified transaction has occurred, their "participation share" is forfeited. Individuals joining the Company during the plan cycle, may be permitted to participate in the program at the discretion of the Chief Executive Officer and Board of Directors. The Compensation Committee of the Board of Directors will administer the plan and have the authority and responsibility to approve award levels and make any changes in plan concept and design. At December 31, 1996 and 1997, no grants were awarded under the plan.

13. CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                   DECEMBER 31
                                                               -------------------
                                                                1996         1997
                                                                ----         ----
Buildings..................................................    $3,681       $1,912
Machinery and equipment....................................       343          208
                                                               ------       ------
                                                                4,024        2,120
Less: Accumulated depreciation.............................     1,719          215
                                                               ------       ------
                                                               $2,305       $1,905
                                                               ======       ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

13. CAPITAL LEASES (CONTINUED)
     Future minimum lease payments under capital leases at December 31, 1997, together with the present value of the minimum lease payments are as follows:

1998........................................................  $  611
1999........................................................     634
2000........................................................     621
2001........................................................     621
2002........................................................     676
Thereafter..................................................   3,964
                                                              ------
Total minimum payments......................................   7,127
Less: Amounts representing interest.........................   3,443
                                                              ------
Present value of minimum payments...........................   3,684
Less: Current portion.......................................     120
                                                              ------
Total long-term portion.....................................  $3,564
                                                              ======

14. OPERATING LEASES

     The Company has entered into operating leases for buildings and machinery and equipment, which expire on various dates through 2004. Rent expense for all operating leases approximated $39 and $351 for the periods ended December 31, 1996 and 1997, respectively. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows:

1998........................................................  $  816
1999........................................................     751
2000........................................................     476
2001........................................................     317
2002........................................................      82
2003 and thereafter.........................................      74
                                                              ------
                                                              $2,516
                                                              ======

15. ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, the remediation of contamination, and otherwise relation to health, safety, and protection of the environment. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and for certain damages resulting from past spills, disposals, or other releases of hazardous substances. In connection with the acquisition of businesses, the Company has conducted substantial investigations to assess potential environmental liabilities. The investigations, performed by independent consultants of all facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation. In addition, the facilities may be subject to potential liabilities for contamination from off-site disposal of substances or wastes.

     Certain subsidiaries have been named as potentially responsible parties under the Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) and/or similar environmental laws for cleanup of multiparty waste disposal sites. The Company is entitled to indemnification by previous owners of certain acquired businesses, and the Company has negotiated contractual indemnifications, which,

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

15. ENVIRONMENTAL MATTERS (CONTINUED)
supplemented by commercial insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. At December 31, 1997, the Company had established accrued liabilities relating to environmental matters of approximately $3.0 million. The liabilities are included in the balance sheet as "other long-term liabilities" and "other current liabilities". The Company does not currently believe that potential additional expenses for environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company.

16. CONCENTRATIONS OF CREDIT RISK

     No customer accounted for more than 10.0% of the Company's accounts receivables nor sales for the years ended December 31, 1996 and 1997. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debt.

17. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the period from March 31, 1996 (date of inception) to December 31, 1996, and for the year ended December 31, 1997:

                                                              1996         1997
                                                              ----         ----
Cash paid for:
  Interest.................................................  $1,291       $3,536
  Income taxes.............................................      20          302

18. SUBSEQUENT EVENT

     On March 5, 1998, the Company entered into a stock purchase agreement for the sale of Mercer to Burke Industries, Inc. The agreement states that the sale price will be approximately $36.0 million subject to potential adjustments based on working capital measurements. Management does not anticipate that the transaction will have a significant impact on its 1998 operating results. Closing of the sale is anticipated to be prior to April 30, 1998.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

19. OTHER FINANCIAL INFORMATION

     Balance sheet data as of December 31, 1997, and the statement of operations data for the year ended December 31, 1997, of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are as follows:

                                                             GUARANTOR     NON-GUARANTOR
                                                            SUBSIDIARIES   SUBSIDIARIES     TOTAL
                                                            ------------   -------------    -----
STATEMENT OF OPERATIONS DATA
Net sales.................................................    $129,896        $4,875       $134,771
Cost of goods sold........................................      89,529         3,360         92,889
                                                              --------        ------       --------
Gross profit..............................................      40,367         1,515         41,882
Selling, general, and administrative expenses.............      28,591         1,540         30,131
                                                              --------        ------       --------
Operating income..........................................      11,776           (25)        11,751
Foreign exchange loss.....................................          --           163            163
Interest expense..........................................       8,975           105          9,080
                                                              --------        ------       --------
Income (loss) before income taxes and extraordinary
  losses..................................................    $  2,801        $ (293)      $  2,508
                                                              ========        ======       ========
BALANCE SHEET DATA
Working capital...........................................    $ 29,818        $  293       $ 30,111
Total assets..............................................     239,295         3,464        242,759

                         REPORT OF INDEPENDENT AUDITORS

The Holder of Equity Interest
  Adhesives Systems Division of The BFGoodrich Company

     We have audited the accompanying statements of divisional operations and division equity and cash flows of Adhesives Systems Division (a division of The BFGoodrich Company) for the year ended December 31, 1995 and the three months ended March 31, 1996. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its divisional operations and division equity and its cash flows of Adhesives Systems Division (a division of The BFGoodrich Company) for the year ended December 31, 1995 and the three months ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
June 19, 1997

                           ADHESIVES SYSTEMS DIVISION
                     (A Division of The BFGoodrich Company)

            STATEMENTS OF DIVISIONAL OPERATIONS AND DIVISION EQUITY

                          YEAR ENDED DECEMBER 31, 1995
                   AND THE THREE MONTHS ENDED MARCH 31, 1996
                             (dollars in thousands)

                                                                                      THREE
                                                                      YEAR           MONTHS
                                                                     ENDED            ENDED
                                                                  DECEMBER 31,      MARCH 31,
                                                                      1995            1996
                                                                  ------------      ---------
Net sales...................................................        $21,129          $5,410
Cost of goods sold..........................................         13,734           3,580
                                                                    -------          ------
  Gross profit..............................................          7,395           1,830
Selling, general, and administrative expenses...............          5,633           1,603
                                                                    -------          ------
  Income before income taxes................................          1,762             227
Income tax expense..........................................            705              91
                                                                    -------          ------
  Net income................................................          1,057             136
Division equity -- Beginning of year........................          5,956           7,013
                                                                    -------          ------
Division equity -- End of year..............................        $ 7,013          $7,149
                                                                    =======          ======

                            See accompanying notes.

                           ADHESIVES SYSTEMS DIVISION
                     (A Division of The BFGoodrich Company)

                            STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1995
                   AND THE THREE MONTHS ENDED MARCH 31, 1996
                             (dollars in thousands)

                                                                                      THREE
                                                                      YEAR           MONTHS
                                                                     ENDED            ENDED
                                                                  DECEMBER 31,      MARCH 31,
                                                                      1995            1996
                                                                  ------------      ---------
Operating activities:
  Net income................................................        $ 1,057           $ 136
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................            790             163
     Amortization...........................................            111              28
     Loss on sale/disposal of equipment.....................            117              --
     Changes in operating assets and liabilities:
       Accounts receivable..................................           (480)           (265)
       Inventories..........................................            428               1
       Prepaid expenses and other current assets............             24             (26)
       Other assets.........................................              3              12
       Accounts payable and accrued expenses................            (27)           (115)
       Accrued liabilities..................................           (584)             13
                                                                    -------           -----
Net cash provided by (used in) operating activities.........          1,449             (53)
Investing activities:
  Purchases of property, plant, and equipment...............           (106)           (131)
  Proceeds from the sale of equipment.......................             --              --
                                                                    -------           -----
Net cash used in investing activities.......................           (106)           (131)
Financing activities:
  Net transfer (to) from The BFGoodrich Company.............         (1,333)            184
                                                                    -------           -----
Net cash provided by (used in) investing activities.........         (1,333)            184
                                                                    -------           -----
Change in cash..............................................             --              --
Cash at beginning of year...................................              1               1
                                                                    -------           -----
Cash at end of year.........................................        $     1           $   1
                                                                    =======           =====

                            See accompanying notes.

                           ADHESIVES SYSTEMS DIVISION
                     (A Division of The BFGoodrich Company)

                         NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1995 AND MARCH 31, 1996
                             (dollars in thousands)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Adhesives Systems Division (the Division) was a division of The BFGoodrich Company (Parent Company or BFG) and was engaged primarily in the development and production of liquid and film adhesives used in the automotive, aerospace, and industrial markets sold primarily in the United States.

     These financial statements present the results of operations of the Division. Costs related to functions performed by BFG and certain other costs which are attributable to the Division are allocated to the Division by BFG. Refer to Note 4 for costs related to these functions performed by BFG.

     The Division was part of a consolidated group and as such has significant transactions with related entities. The terms of these transactions were determined between related parties and may, therefore, differ from terms which would have occurred between wholly unrelated parties and may also differ from the costs which would have been incurred had the Division operated as a completely autonomous entity.

     The income and expenses shown on the Division's financial statements are only part of those of a larger entity and are not subject to the constraints of law and custom applicable entities.

2.  ACCOUNTING POLICIES

  Income Taxes

     The Division is not a legal entity and, therefore, does not file income tax returns. However, the Division's income was included in the federal and state income tax returns of BFG. Federal and state income taxes for the year ended December 31, 1995 and for the three months ended March 31, 1996 are recorded based upon an estimated effective rate of 40% of financial reporting. Deferred income taxes, based upon the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, are not reflected in the financial statements due to, in the opinion of management, the amounts not being significant. Management believes that the effective tax rate of 40% appropriately approximates the current and deferred tax position of the Division on a stand-alone basis.

  Revenue Recognition

     Sales are recorded when products are shipped.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Division to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

  Research and Development

     Research and development costs are charged to expense as incurred. Research and development expense for the year ended December 31, 1995 and for the three months ended March 31, 1996 was approximately $64 and $18, respectively.

3.  CORPORATE ALLOCATION OF EXPENSES

     Certain expenses related to employee benefits and administrative costs, tax and legal services, among others, for the year ended December 31, 1995 and for the three months ended March 31, 1996, were paid by

                           ADHESIVES SYSTEMS DIVISION
                     (A Division of The BFGoodrich Company)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

BFG on behalf of the Division. These expenses were allocated to the Division by BFG based on estimates of the Division's proportionate share of total common expenses. The allocations were $958 and $461 for the year ended December 31, 1995 and for the three months ended March 31, 1996, respectively. Management believes that the allocation methods used on common expenses were reasonable, produce materially accurate results, and are indicative of the expenses that would have been incurred had the Division been operated as a stand-alone business.

4.  RELATED PARTY TRANSACTIONS

     The Division has entered into various intercompany transactions with BFG and related affiliates. Net sales to these affiliates were approximately $381 and $53 for the year ended December 31, 1995 and for the three months ended March 31, 1996, respectively.

5.  EMPLOYEE BENEFITS

  Medical Expenses

     Medical coverage is provided by BFG to the Division's employees. Medical expenses and claims experience of the Division and related affiliates are pooled together and allocated to the Division based on estimates of the Division's proportionate share of total medical expenses. For the year ended December 31, 1995 and for the three months ended March 31, 1996, medical expenses included in selling, general, and administrative expenses, were approximately $608 and $104, respectively.

  Pension Plan

     Substantially all salaried and hourly employees of the Division were participants in BFG's defined benefit pension plan. BFG allocates pension costs to the Division based on actuarial valuations. For the year ended December 31, 1995 and for the three months ended March 31, 1996, pension plan expenses included in cost of goods sold and selling, general, and administrative expenses were approximately $422 and $110, respectively.

  Savings Plan

     The Division participates in a BFG defined contribution savings plan which covers most salaried and hourly employees of the Division. For the year ended December 31, 1995 and for the three months ended March 31, 1996, Division contributions under the plan included in cost of goods sold and selling general and administrative expenses were approximately $183 and $45, respectively.

  Other Postretirement Benefit Plans

     The Division's employees participated in a BFG defined benefit postretirement plan that provides certain health care and life insurance benefits to eligible employees. The health care plan is contributory, with retiree contributions adjusted periodically, and contains other cost sharing features, such as deductibles and coinsurance. The life insurance plan is generally noncontributory. For the year ended December 31, 1995 and for the three months ended March 31, 1996, allocated net periodic postretirement benefit expenses, included in corporate allocations in the statement of operation were approximately $543 and $184, respectively.

6.  OPERATING LEASES

     The Division leases certain equipment and automobiles under noncancelable equipment and automobile lease agreements. Rent expense was $38 and $11 for the year ended December 31, 1995 and for the three

                           ADHESIVES SYSTEMS DIVISION
                     (A Division of The BFGoodrich Company)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

months ended March 31, 1996. Future minimum annual lease payments under operating leases with initial noncancelable terms extending beyond one year are as follows:

1996........................................................  $ 39
1997........................................................    30
1998........................................................    27
1999........................................................    14
2001........................................................     1
                                                              ----
                                                              $111
                                                              ====

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
  3.1      Certificate of Incorporation of the Company
  3.2      By-Laws of the Company
  4.1      Indenture dated August 1, 1997 among the Company, the
           Guarantors and the Bank of New York as trustee
  4.2      Forms of 9 1/2% Senior Subordinated Notes due 2007, Series A
           (included in Exhibit 4.1)
  4.3      Form of Guarantee (included in Exhibit 4.1)
  4.4      Registration Rights Agreement dated August 5, 1997 among the
           Company, the Guarantors, Chase Securities, Inc. and
           Donaldson, Lufkin & Jenrette Securities Corporation
  4.5      Amended and Restated Credit Agreement, dated August 5, 1997 among the Company, the Guarantors and the Chase Manhattan
           Bank, as administrative agent
 10.1      Employment Agreement, dated March 31, 1996 among the Parent
           Partnership, Sovereign Specialty Chemicals, Inc. and Robert
           B. Covalt
 10.2      Promissory Note, dated July 31, 1997, issued by Robert B.
           Covalt to the Parent Partnership
 10.3      Employment Agreement, dated March 31, 1996 among the Parent
           Partnership, Sovereign Specialty Chemicals, Inc. and William
           T. Schram
 10.4      Promissory Note, dated July 31, 1997, issued by William T.
           Schram to the Parent Partnership
 10.5      Promissory Note, dated July 31, 1997, issued by William T.
           Schram to the Parent Partnership
 10.6      Employment Agreement, dated August 19, 1996 between John H.
           Edholm and Pierce & Stevens
 10.7      Employment Agreement, dated March 31, 1996 between SIA
           Adhesives and Gerard A. Loftus
 10.8      Employment Agreement, dated August 19, 1996 between Richard
           W. Johnston and Pierce & Stevens
 10.9      Consulting Agreement, dated October 1, 1996 between the
           Parent Partnership and Neal G. Reddeman
 10.10     Letter Agreements, dated September 8, 1997, February 17,
           1997 and October 25, 1996 between the Parent Partnership and
           Garnett Consulting
 10.11     Assignment and Assumption Agreement dated July 31, 1997
           among the Parent Partnership, Sovereign Chemicals
           Corporation and the Company
 10.12     1997 Management Incentive Plan
 10.13     1997 Incentive Bonus Plan
 10.14     Asset Purchase Agreement dated March 31, 1996 among The
           BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
           and the Parent Partnership*

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
 10.15     Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*
 10.16     Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*
 10.17     Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company
 10.18     Employment Agreement, dated January 5, 1998 among the Parent
           Partnership, Sovereign Specialty Chemicals, Inc. and Lowell
           D. Johnson
 21.1      Subsidiaries of the Company

-------------------------
* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                            BALANCE AT    -----------------------
                                            BEGINNING     CHARGED TO   CHARGED TO
                                                OF        COSTS AND      OTHER                   BALANCE AT END
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                            ----------    ----------   ----------   ----------   --------------
The Predecessor:
  Year ended December 31, 1995
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................      $115          $ (6)        $ --         $ 13(1)       $   96
       Reserve for inventory
          obsolescence...................       126            --           --           59              67
  Three months ended March 31, 1996:
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................        96            34           --            9(1)          121
       Reserve for inventory
          obsolescence...................        67             9           --           --              76
The Company:
  Nine months ended December 31, 1996:
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................        94(2)        156          258(2)       184(1)          324
       Reserve for inventory
          obsolescence...................        74(2)         11          237(2)        29(1)          293
  Year ended December 31, 1997
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       324           857                       526(1)          655
       Reserve for inventory
          obsolescence...................       293           244          732          110(1)        1,159

-------------------------
(1) Accounts written off, net of recoveries.
(2) Balances added through new acquisitions.