Form 10-K/A
period 1997-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1998-05-12
CIK 1048914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A





   [X]                      AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended December 31, 1997
                                                         OR
                                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

================================================================================

                                     PART I

ITEM 1. BUSINESS


     The Company was formed by Robert B. Covalt, First Chicago Equity Corporation ("FCEC"), Waud Capital Partners and other investors to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry. The Company has successfully grown its business through its strategic acquisitions. In March 1996, the Company acquired SIA Adhesives, Inc. ("SIA Adhesives"), a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets, for $15.6 million. In August 1996, the Company acquired Pierce & Stevens Corp. ("Pierce & Stevens"), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications, for $44.8 million. Unless the context otherwise requires, all references herein to the "Company" refer, prior to the consummation of the Transactions (as defined below) to Sovereign Specialty Chemicals, L.P., its consolidated subsidiaries and its predecessor and, after consummation of the Transactions, to Sovereign Specialty Chemicals, Inc., its consolidated subsidiaries and its predecessor, and all references to the "Parent Partnership" refer to Sovereign Specialty Chemicals, L.P., the sole stockholder of the Sovereign Specialty Chemicals, Inc.


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


                                                                 PREDECESSOR                         THE COMPANY
                                                   ---------------------------------------   ----------------------------
                                                                                  PERIOD        PERIOD          YEAR
                                                                                   ENDED        ENDED           ENDED
                                                     YEAR ENDED DECEMBER 31,     MARCH 31,   DECEMBER 31,   DECEMBER 31,
                                                   ---------------------------   ---------   ------------   -------------
                                                    1993      1994      1995       1996          1996           1997
                                                   -------   -------   -------   ---------   ------------   -------------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales........................................  $18,823   $20,100   $21,129    $ 5,410      $37,792        $134,771
Cost of goods sold...............................   12,817    13,498    13,734      3,580       26,637          92,889
                                                   -------   -------   -------    -------      -------        --------
Gross profit.....................................    6,006     6,602     7,395      1,830       11,155          41,882
Selling, general and administrative expense......    6,702     6,362     5,633      1,603        9,613          30,131
                                                   -------   -------   -------    -------      -------        --------
Operating income (loss)..........................     (696)      240     1,762        227        1,542          11,751
Interest expense.................................       --        --        --         --        1,666           9,080
Other............................................       --        --        --         --           --             163
                                                   -------   -------   -------    -------      -------        --------
Income (loss) before income taxes and
  extraordinary item.............................     (696)      240     1,762        227         (124)          2,508
Income taxes(1)..................................     (278)       96       705         91          (99)          1,315
                                                   -------   -------   -------    -------      -------        --------
Income (loss) before extraordinary item..........     (418)      144     1,057        136          (25)          1,193
Extraordinary item(2)............................       --        --        --         --         (281)         (1,409)
                                                   -------   -------   -------    -------      -------        --------
Net income (loss)................................  $  (418)  $   144   $ 1,057    $   136      $  (306)       $   (216)
                                                   =======   =======   =======    =======      =======        ========
BALANCE SHEET DATA
  (END OF PERIOD):
Working capital (deficit)........................  $(7,214)  $(5,988)  $ 1,786    $(5,019)     $11,936        $ 30,111
Total assets.....................................   10,024    10,281     9,394      9,612       69,960         242,759
Total indebtedness...............................       --        --        --         --       41,652         159,377
Stockholder's equity.............................      696       144     7,013        136       17,444          52,053
OTHER FINANCIAL DATA:
Capital expenditures.............................  $   770   $   655   $   106    $   131      $   688        $  1,834


                See Notes to Selected Historical Financial Data

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA


(1) Income of SIA Adhesives, a limited liability company, and the Parent Partnership is taxed at the member or partner, as the case may be, level and, as such, no income taxes are reflected prior to the Company's reorganization on July 31, 1997. After the Transactions, the Company and SIA Adhesives are subchapter C corporations and, as such, are subject to income taxes. As such, income taxes have been reflected for the year ended December 31, 1997 for taxable earnings subsequent to the Transactions.


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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.1 million in 1997, an increase of $19.0 million, or 172.0% over 1996. Selling, general and administrative expenses decreased to 22.3% of net sales for 1997 as compared to 25.6% for 1996. This was a result of several factors, including (i) the acquisition of the Division in August, 1997 which have generally lower selling expenses than SIA Adhesives and Pierce & Stevens due to increased average customer size, and the use of large distributors rather than a direct sales force in the construction adhesives and sealants markets, (ii) lower corporate overhead charges as a percentage of rapidly expanding net sales, (iii) elimination of certain non-recurring expenses in connection with the formation of the Company and the development of compensation and benefit programs and policies, and (iv) reduced insurance premiums related to combining policies of the acquired businesses.


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


     Income Taxes. Prior to its restructuring in July 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "passed through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries will file a consolidated tax return. The financial statements for 1997 and 1996 include "pro forma" income taxes as if the companies had been taxable entities for both periods.


     Extraordinary Loss. The extraordinary loss, net income tax benefit, on the extinguishment of debt was $1.4 million in 1997, an increase of $1.1 million, or 401.4% over 1996. These charges relate to the writeoff of deferred financing costs and other fees related to the Transactions in August, 1997.


     Net Income. As a result of the foregoing, the Company had a net loss of $.2 million in 1997 as compared to a net loss of $.3 million in 1996.


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


YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS



     Year 2000 compliance concerns the ability of certain computerized information systems to properly recognize date-sensitive information, such as invoices for the Company's services, as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail; this problem may occur as early as calendar year 1999. The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, primarily third party payors. The Company plans to replace or upgrade its non-compliant systems with Year 2000 compliant software, and does not believe the cost of such will have a material impact on the results of operations. Moreover, there can be no assurance that the third party payors upon whom the Company relies will not experience system difficulties as a result of the Year 2000 problem, which difficulties could delay payment to the Company. Any such difficulties or delays could have a material adverse effect on the Company.


LIQUIDITY AND CAPITAL RESOURCES


     Net cash provided by financing activities totaled $135.1 million in 1997. In 1997, the Parent Partnership contributed $33.8 million of capital, the Company issued $125 million in Senior Subordinated notes, borrowed

$30 million under its Senior Credit Facility, and refinanced existing senior and subordinated credit facilities totaling $41.4 million, all in connection with the acquisition of the Division.


     Net cash provided by operating activities was $6.4 million for the year ended December 31, 1997.



     Investing activities required $135.2 million for 1997. The primary use of funds from investing activities for the Company has been investments in businesses acquired. Cash invested in businesses acquired used $133.3 million in 1997, relating to the acquisition of the Division (See Note 4 to the Financial Statements -- Business Combinations). Capital spending for 1997 totaled $1.8 million and related to general facility maintenance.


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


     On April 21, 1998, the Company sold its Mercer subsidiary. The Company used the net proceeds from the sale of Mercer to repay the $30 million Term Loan. The repayment of the Term Loan triggered an additional $20 million revolving commitment (Supplemental Revolver) which is subject to the terms set forth in the Credit Agreement (See Note 18 to the Financial Statements -- Subsequent Event).


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


             NAME                  AGE                               POSITION
             ----                  ---                               --------
Robert B. Covalt...............    66       Chairman, President, Chief Executive Officer and Director
Lowell D. Johnson..............    47       Vice President, Chief Financial Officer, Treasurer,
                                            Secretary and Director
Martyn Howell-Jones............    60       Vice President -- International
Richard W. Johnston............    50       Vice President -- Technology
Stephen Zavodny................    40       Director of Engineering
Paul Gavlinski.................    50       Vice President, Manufacturing
Karen K. Seeberg...............    45       Vice President, Human Resources
Louis M. Pace..................    26       Director of Mergers & Acquisitions
Charles A. Aldag, Jr. .........    65       Director
Carol E. Bramson...............    34       Director
Lawrence E. Fox................    55       Director
Eric C. Larson.................    43       Director
Karl D. Loos...................    47       Director
Neal G. Reddeman...............    75       Director
Reeve B. Waud..................    34       Director


     The following table sets forth certain information concerning the Guarantors' directors and officers. Officers of the Guarantors serve at the discretion of the respective board of directors:


             NAME                  AGE                               POSITION
             ----                  ---                               --------
Robert B. Covalt...............    66       Chairman and Director of Pierce & Stevens, SIA Adhesives,
                                            OSI Sealants, Mercer and Tanner
Lowell D. Johnson..............    47       Vice President, Finance, Chief Financial Officer,
                                            Treasurer and Secretary of Pierce & Stevens, OSI Sealants,
                                            Tanner, Mercer and SIA Adhesives
Michael Prude..................    46       President and Chief Executive Officer of Pierce & Stevens
Richard W. Johnston............    50       Executive Vice President of Pierce & Stevens
Paul Gavlinski.................    50       Vice President -- Operations of Pierce & Stevens
Gerard A. Loftus...............    43       President and Chief Executive Officer of SIA Adhesives and
                                            Tanner
Peter Longo....................    38       President and Chief Executive Officer of OSI Sealants
Carol E. Bramson...............    34       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
                                            and Tanner
Eric C. Larson.................    43       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
                                            and Tanner
Reeve B. Waud..................    34       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
                                            and Tanner


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


     Richard W. Johnston has served as Vice President -- Technology of the Company since March 1997 and as Executive Vice President of Pierce & Stevens since 1995. From 1992 to 1995, Mr. Johnston served as Vice President -- Technology of Pierce & Stevens. Prior to that time, Mr. Johnston served as Vice President of Pierce & Stevens' Canadian operations from 1988 to 1992. Mr. Johnston joined Pierce & Stevens in 1966 and has served in several technical capacities with expertise in coatings and adhesives technology. Mr. Johnston holds a B.S., M.S. and M.E.S. in Chemistry from the University of Waterloo, Canada.



     Stephen Zavodny has served as Director of Engineering for the Company since February 1997. Mr. Zavodny is in charge of all capital projects and improvements for the Company's manufacturing operations. From 1996 to January 1997, Mr. Zavodny served as a project manager and product line manager for Raytheon. Prior to that time, Mr. Zavodny served as Director of Engineering at Morton from 1991 to 1996. From 1981 to 1991, Mr. Zavodny served in various engineering capacities with Morton. Mr. Zavodny holds a B.S. degree in Chemical Engineering from the University of Illinois.



     Louis M. Pace has served as the Company's Director of Mergers & Acquisitions since January, 1998. From August 1996 to December 1997, he served as the Company's Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with FCEC. Prior to that time, Mr. Pace was a member of First Chicago Corporation's First Scholar management training program where he was engaged in various financial capacities including emerging markets, interest rate derivatives and analysis of equity capital investments. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.



     Paul Gavlinski has served as Vice President, Manufacturing of the Company since February, 1998 and Vice President, Operations of Pierce & Stevens since September 1996. From 1995 to July 1996, Mr. Gavlinski served as President of Catalyst Development, a management consulting firm. Prior to that time, Mr. Gavlinski was Vice President -- Manufacturing of Emulsion Systems Inc., a polymer manufacturing company. From 1969 to 1992, Mr. Gavlinski was employed by Morton in various chemical manufacturing capacities. Mr. Gavlinski holds a B.S. in Chemical Engineering from the University of Illinois.


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

ITEM 11. EXECUTIVE COMPENSATION


     Executive compensation is determined by the compensation committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee is composed of Mr. Aldaq, Ms. Bramson, Mr. Loos and Mr. Waud, Mr. Aldaq, Mr. Loos and Mr. Reddeman each receive $1,000 per meeting as compensation for their services as directors. None of the other directors receive compensation for their services as directors. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the years ended December 31, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1997 and 1996.


                                                            ANNUAL COMPENSATION
                                                    ------------------------------------       ALL OTHER
                                                    FISCAL                                    COMPENSATION
                                                     YEAR        SALARY($)      BONUS($)         ($)(1)
                                                    ------       ---------      --------      ------------
Robert B. Covalt..................................   1997        $250,000       $140,158        $17,512
  Chairman, President and Chief Executive Officer    1996(2)      146,033        139,315          2,417
William T. Schram.................................   1997         140,000         26,994          6,081
  Vice President, Chief Financial Officer and        1996(2)       88,533         44,877          2,750
  Secretary
John H. Edholm....................................   1997         153,333             --          7,292
  President of Pierce & Stevens                      1996(3)       63,422          7,875          1,618
Gerard A. Loftus..................................   1997         128,023         41,863          3,763
  President of SIA Adhesives                         1996(2)       81,450          5,000          1,438
Richard W. Johnston...............................   1997         146,667         24,961          7,156
  Vice President -- Technology                       1996(3)       63,904          7,875          1,632

-------------------------

(1) Represents matching contributions under 401(k) plans. Robert B. Covalt's 1997 compensation includes $14,312 tax gross-up for shares of the General Partner purchased in 1997.


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

     Stock Incentive Pool. The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the

Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. Accelerated vesting may be granted in accordance with defined qualifying events. To date, Stock Incentive Pool units and shares representing approximately 13.2% of the indirect ownership of the Company's equity have been awarded by the Compensation Committee of the Board to nine select officers, directors and employees of the Company.


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


                                                                 NUMBER      PERCENTAGE
                                                                OF SHARES    OF SHARES
                                                                ---------    ----------
FIVE PERCENT SECURITY HOLDERS
First Chicago Equity Corporation(1).........................      598.6         34.5%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
Waud Capital Partners - I, L.P.(2)..........................      148.6          8.6%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60045
Waud Capital Partners - II, L.P.(2).........................      137.2          7.9%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60645
Chase Venture Capital Associates, L.P. .....................      161.5          9.3%
  380 Madison Avenue, 12th Floor, New York, New York 10017
Bank of America Investments.................................      121.9          7.0%
  231 South LaSalle Street, Chicago, Illinois 60697
Cross Creek Partners(3).....................................      106.4          6.1%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
OFFICERS AND DIRECTORS
Robert B. Covalt............................................      242.9         14.0%
Lowell D. Johnson...........................................       20.4          1.2%
Martyn Howell-Jones.........................................        8.8         *
Gerard A. Loftus............................................        6.5         *
Richard W. Johnston.........................................        8.5         *
Charles A. Aldag............................................        3.4         *
Carol E. Bramson(1)(3)......................................      705.0         40.6%
Lawrence F. Fox(1)(3).......................................      705.0         40.6%
Eric C. Larson(1)(3)........................................      705.0         40.6%
Karl D. Loos................................................        3.4         *
Neal G. Reddeman............................................        3.4         *
Reeve B. Waud(2)............................................      312.0         18.0%
*All executive officers and directors as a group............    1,314.3         75.8%


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

     (d) Financial Statement Schedules.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 1998.


                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT

                                            ------------------------------------
                                                      Robert B. Covalt
                                             Chairman, Chief Executive Officer
                                                       and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 1998.



                      SIGNATURE                                              CAPACITY
                      ---------                                              --------

                          *                                Chairman, Chief Executive Officer, President
-----------------------------------------------------      and Director (Principal Executive Officer)
                  Robert B. Covalt

                          *                                Vice President, Chief Financial Officer,
-----------------------------------------------------      Treasurer, Secretary and Director (Principal
                  Lowell D. Johnson                        Financial Officer and Principal Accounting
                                                           Officer)

                          *                                Director
-----------------------------------------------------
                  Neil G. Reddeman

                          *                                Director
-----------------------------------------------------
                  Charles A. Aldag

                          *                                Director
-----------------------------------------------------
                  Carol E. Bramson

                          *                                Director
-----------------------------------------------------
                   Lawrence E. Fox

                          *                                Director
-----------------------------------------------------
                   Eric C. Larson

                          *                                Director
-----------------------------------------------------
                    Karl D. Loos

                          *                                Director
-----------------------------------------------------
                    Reeve B. Waud
---------------

* The undersigned, by signing his name hereto, does sign and execute this report pursuant to the Power of Attorney executed by the above named officers and directors of the registrant and filed with the
  Securities and Exchange Commission on behalf of such officers and directors.

                /s/ ROBERT B. COVALT
-----------------------------------------------------
                  Robert B. Covalt
                  Attorney-in-Fact

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

(Except for Note 18, as to which


the date is April 21, 1998)

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

     The unaudited pro forma consolidated statement of operations as if all of the above acquisitions had occurred as of the beginning of the respective periods, would have been as follows for the period from March 31, 1996 (date of inception) to December 31, 1996, and year ended December 31, 1997:


                                                               1996        1997
                                                               ----        ----
Net sales................................................    $157,010    $208,345
Cost of goods sold.......................................     109,144     142,615
                                                             --------    --------
Gross profit.............................................      47,866      65,730
Selling general and administrative expenses..............      37,068      46,711
                                                             --------    --------
Operating income.........................................      10,798      19,019
Interest expense.........................................      16,070      16,478
Foreign exchange loss....................................          --         163
Income taxes.............................................      (1,166)      1,747
                                                             --------    --------
Income (loss) before extraordinary losses................    $ (4,106)   $    631
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
                                                              ======   =======

9. LONG-TERM DEBT

     Long-term debt are summarized as follows:


                                                               DECEMBER 31
                                                            ------------------
                                                             1996       1997
                                                             ----       ----
Senior subordinated notes.................................  $10,000   $125,000
Term loans................................................   24,501     30,000
Revolving credit facilities...............................    6,859        593
                                                            -------   --------
                                                             41,360    155,593
Less: Current maturities..................................    2,000      2,400
                                                            -------   --------
                                                            $39,360   $153,193
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


Stock Incentive Pool



     The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. The awards allow the participant to purchase units in the Parent Partnership and common stock in its general partner. For the year ended December 31, 1997, 734 units of the Parent Partnership and 74 shares of common stock in the general partner were purchased by participants in the Plan. The Company recognized compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of approximately $22 for the year ended December 31, 1997.


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


18. SUBSEQUENT EVENT



     Effective April 21, 1998, the Company consummated a stock purchase agreement for the sale of Mercer to Burke Industries, Inc. Net proceeds from the sale were approximately $35.9 million (sales price of $36.2 million less selling expenses of $300).

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

19. OTHER FINANCIAL INFORMATION



     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 1997 of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below. The financial statement data of the Guarantor Subsidiaries include SIA, P&S, OSI, and Tanner under the caption "the Company." The financial data of Mercer, a Guarantor Subsidiary, has been presented separately as Mercer was sold on April 21, 1998 (Note 18).



                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $119,951     $ 9,945       $4,875       $134,771
Cost of goods sold..............................      82,608       6,921        3,360         92,889
                                                    --------     -------       ------       --------
Gross profit....................................      37,343       3,024        1,515         41,882
Selling, general, and administrative expenses...      26,692       1,899        1,540         30,131
                                                    --------     -------       ------       --------
Operating income (loss).........................      10,651       1,125          (25)        11,751
Foreign exchange loss...........................          --          --          163            163
Interest expense................................       7,858       1,117          105          9,080
                                                    --------     -------       ------       --------
Income (loss) before income taxes and
  extraordinary losses..........................    $  2,793     $     8       $ (293)      $  2,508
                                                    ========     =======       ======       ========
BALANCE SHEET DATA:
Assets:
Current assets..................................    $ 50,235     $ 6,761       $2,766       $ 59,762
Property, plant and equipment, net..............      42,772       4,952          584         48,308
Goodwill, net...................................      98,368      24,809           --        123,177
Deferred financing costs, net...................       9,295       1,842           --         11,137
Other assets....................................         261          --          114            375
                                                    --------     -------       ------       --------
Total assets....................................    $200,931     $38,364       $3,464       $242,759
                                                    ========     =======       ======       ========
Liabilities and stockholder's equity:
Current liabilities.............................    $ 24,996     $ 2,082       $2,473       $ 29,551
Long-term liabilities...........................     129,038      30,175        1,942        161,155
Total stockholder's equity......................      46,897       6,107         (951)        52,053
                                                    --------     -------       ------       --------
Total liabilities and stockholder's equity......    $200,931     $38,364       $3,464       $242,759
                                                    ========     =======       ======       ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)...............................    $     75     $     2       $ (293)      $   (216)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities
  Depreciation and amortization.................       5,323         699           27          6,049
  Deferred income taxes.........................          72         166           --            238
  Minority interests............................          50          --           --             50
  Amortization of deferred financing costs......         651          --           --            651
  Extraordinary losses..........................       1,409          --           --          1,409
  Changes in operating assets and liabilities
     (net of effect of acquired companies)......      (1,301)       (391)        (103)        (1,795)
                                                    --------     -------       ------       --------
Net cash provided by (used in) operating
  activities....................................       6,279         476         (369)         6,386
INVESTING ACTIVITIES
Acquisition of businesses (net of acquired
  cash).........................................    (133,338)         --           --       (133,338)
Purchase of property, plant, and equipment......      (1,429)        (37)        (368)        (1,834)
                                                    --------     -------       ------       --------
Net cash used in investing activities...........    (134,767)        (37)        (368)      (135,172)
FINANCING ACTIVITIES
Capital contributions...........................      33,800          --           --         33,800
Proceeds from revolving credit facility.........          --          --          593            593
Payments on revolving credit facility...........          --          --           --             --
Proceeds from issuance of long-term debt........     155,000          --           --        155,000
Deferred financing costs........................     (12,672)         --           --        (12,672)
Payments on long-term debt......................     (41,360)         --           --        (41,360)
Payments on capital lease obligations...........        (270)         --           --           (270)
Distributions...................................          --          --           --             --
                                                    --------     -------       ------       --------
Net cash provided by financings activities......     134,498          --          593        135,091
Effect of exchange rate changes on cash.........          --          --            4              4
                                                    --------     -------       ------       --------
Net increase (decrease) in cash and cash
  equivalents...................................       6,010         439         (140)         6,309
Cash and cash equivalents at beginning of
  period........................................        (288)         62          330            104
Cash and cash equivalents at end of period......    $  5,722     $   501       $  190       $  6,413
                                                    ========     =======       ======       ========
Supplemental cash flow information:
  Cash paid for:
     Interest...................................    $  2,890     $   646       $   --       $  3,536
     Income taxes...............................         302          --           --            302

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

                                 EXHIBIT INDEX


                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
 10.15     Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*
 10.16     Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*
 10.17     Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company
 10.18     Employment Agreement, dated January 5, 1998 among the Parent
           Partnership, Sovereign Specialty Chemicals, Inc. and Lowell
           D. Johnson
 21.1      Subsidiaries of the Company
 24        Power of Attorney


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