Form 10-Q
period 1998-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1998-05-13
CIK 1048914

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q
                          ---------------------------

(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from           to
                          ---------------------------

                        Commission File Number 333-39373

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                          ---------------------------

                                    DELAWARE
                                   36-4176637
         (State or Other Jurisdiction of Incorporation or Organization)
                       (IRS Employer Identification No.)

              225 W. Washington St. - Ste. 2200, Chicago, IL 60606
                    (Address of Principal Executive Offices)
                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (312) 419-7100

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]
================================================================================

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 1998 and December
  31, 1997..................................................       1
Consolidated Statements of Operations for the Three Months
  Ended March 31, 1998
  and 1997..................................................       2
Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 1998
  and 1997..................................................       3
Notes to Consolidated Financial Statements for the Three
  Months Ended March 31, 1998 and 1997......................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       6
PART II.  OTHER INFORMATION
6. Exhibits and Reports on Form 8-K.........................      10
Signatures..................................................      11

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and Cash Equivalents.................................     $  4,130        $  6,413
  Accounts receivable, net..................................       31,115          26,824
  Inventories...............................................       22,104          21,042
  Other current assets......................................        3,452           5,483
                                                                 --------        --------
Total current assets........................................       60,801          59,762
Property, plant and equipment, net..........................       47,649          48,308
Goodwill, net...............................................      121,837         123,177
Deferred financing costs, net...............................       10,945          11,137
Other assets................................................        3,197             375
                                                                 --------        --------
Total assets................................................     $244,429        $242,759
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 16,737        $ 13,008
  Accrued expenses..........................................        9,544          14,023
  Current portion of long-term debt.........................        2,400           2,400
  Current portion of capital lease obligations..............          148             120
                                                                 --------        --------
Total current liabilities...................................       28,828          29,551
Long-term debt, less current portion........................      153,249         153,193
Capital lease obligations, less current portion.............        3,499           3,564
Other long-term liabilities.................................        4,406           4,398
Stockholders' equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................           --              --
Additional paid-in capital..................................       54,787          52,479
Accumulated deficit.........................................         (447)           (522)
Cumulative translation adjustment...........................          108              96
                                                                 --------        --------
Total stockholders' equity..................................       54,448          52,035
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $244,429        $242,759
                                                                 ========        ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1998    MARCH 31, 1997
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
Net Sales...................................................       $51,747           $20,981
Cost of goods sold..........................................        35,360            14,878
                                                                   -------           -------
Gross Profit................................................        16,387             6,103
Selling, general and administrative expenses................        11,813             4,417
                                                                   -------           -------
Operating income............................................         4,574             1,686
Interest expense, net.......................................         4,080               944
                                                                   -------           -------
Income before income taxes..................................           494               742
Income taxes................................................           419               (25)
                                                                   -------           -------
Net income..................................................       $    75           $   767
                                                                   =======           =======
Pro forma (See Note 5):
Income before income taxes, as stated.......................                         $   742
Income taxes:
  Income taxes as stated....................................                             (25)
  Additional pro forma income taxes.........................                             322
                                                                                     -------
Net income..................................................                         $   445
                                                                                     =======

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1998    MARCH 31, 1997
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net Income..................................................       $    75            $  767
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................         2,482               931
  Amortization of deferred financing costs..................           315                --
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (4,291)             (980)
     Inventories............................................        (1,062)             (684)
     Prepaid expenses and other current assets..............         2,032               179
     Other assets...........................................        (2,832)               --
     Accounts payable.......................................         3,729             1,845
     Accrued expenses and other.............................        (4,471)           (1,062)
                                                                   -------            ------
Net cash provided by (used in) operating activities.........        (4,014)            1,013
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................          (470)             (302)
                                                                   -------            ------
Net cash used in investing activities.......................          (470)             (302)
FINANCING ACTIVITIES
  Deferred financing costs..................................          (123)               --
  Capital contributions.....................................         2,308                --
  Payments on capital lease obligations.....................           (40)               --
  Proceeds from (payments on) revolving credit facility.....            56              (102)
  Payments on long-term debt................................            --              (257)
  Distributions to partners.................................            --              (120)
                                                                   -------            ------
Net cash provided by (used in) financing activities.........         2,201              (479)
Effect of exchange rates on cash............................            12                37
                                                                   -------            ------
Net increase (decrease) in cash and cash equivalents........        (2,283)              269
Cash and cash equivalents at beginning of period............         6,413               104
                                                                   -------            ------
Cash and cash equivalents at end of period..................       $ 4,130            $  373
                                                                   =======            ======
Supplemental cash flow information:
     Cash paid for interest.................................       $ 6,425            $1,291
     Cash paid for income taxes.............................       $   112            $   20

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  REORGANIZATION AND BASIS OF PRESENTATION

     Effective July 31, 1997, Sovereign Specialty Chemicals, L.P. (the Parent Partnership) reorganized its corporate structure. The Parent Partnership purchased the outstanding minority interests in its majority-owned subsidiaries through the exchange of partnership units for the outstanding membership interests in Sovereign Engineered Adhesives, L.L.C. (SEA) and common stock in P&S Holdings, Inc. which were not previously owned. The acquisition of minority interests was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and goodwill in the amount of $990 was recognized. Concurrently, SEA was merged with and into SIA Adhesives, Inc. (SIA), a newly formed C corporation and SEA was dissolved. Also, P&S Holdings, Inc., was merged into its wholly owned subsidiary, Pierce & Stevens Corp. (P&S). At the same time, Sovereign Specialty Chemicals, Inc. (Sovereign) was formed as a wholly owned subsidiary of the Parent Partnership. The initial capitalization of Sovereign was comprised of a $33.8 million contribution from investors through the Parent Partnership. Additionally, the Parent Partnership contributed its wholly owned subsidiaries, SIA and P&S, to Sovereign. The contribution of the Subsidiaries was accounted for at historical book value (after accounting for the purchase of the minority interests) in a manner similar to pooling of interests. Upon the consummation of the transactions, SIA, P&S and the Acquired Companies (as defined below) became wholly owned subsidiaries of Sovereign.

     On August 5, 1997, the Company purchased from Laporte plc, the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (the Acquired Companies). The Acquired Companies are affiliated by common control as wholly owned subsidiaries of Laporte plc. The purchase price of the Acquired Companies was approximately $133.3 million including expenses relating to the purchase of $1.5 million and net acquired cash of $707. The purchase was funded through the issuance of $125 million of subordinated notes payable, a $30 million term note, and a capital contribution of $33.8 million. Excess of funding over the purchase price was used to retire long-term debt.

     The acquisitions were accounted for as purchases and, as such; the results of the operations of the Acquired Companies from August 5, 1997 (date of acquisition) have been included in the consolidated results of operations of the Company. Goodwill recognized in connection with the acquisitions was approximately $108 million and is being amortized over a twenty-five year period. The Acquired Companies are wholly owned subsidiaries of Sovereign Specialty Chemicals, Inc. and operate as OSI Sealants, Inc., Tanner Chemicals, Inc., and Mercer Products, Inc.

     Unless otherwise noted, all references to "the Company" herein refer to Sovereign and its wholly owned subsidiaries.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the period ended March 31, 1998, include the accounts of the Company and its wholly-owned subsidiaries, SIA, P&S, the Acquired Companies and Sovereign Specialty Chemicals, Pte. Ltd., a Singapore-based sales office. The financial statements for the period ended March 31, 1997 are presented on a basis "as if" the Company existed prior to July 31, 1997 and included the operations of the subsidiaries for the period ended. All significant intercompany balances and transactions have been eliminated.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                             (Dollars in Thousands)

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 1997 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Raw Materials......................................     $ 9,364       $10,908
Work in process....................................         416           141
Finished Goods.....................................      12,324         9,993
                                                        -------       -------
                                                        $22,104       $21,042

3. SUBSEQUENT EVENT

     On April 21, 1998, Sovereign Specialty Chemicals, Inc. consummated a stock purchase agreement for the sale of its Mercer Products Company, Inc., subsidiary to Burke Industries, Inc. Net proceeds from the sale were approximately $35.9 million (sales price of $36.2 million less selling expenses of $300). Proceeds from the sale were used by the Company to pay down $30 million of senior bank debt and for general corporate purposes.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                             (Dollars in Thousands)

4. NEW ACCOUNTING PRONOUNCEMENT

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in 1998. This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. For the three months ended March 31, 1998 and 1997, respectively, the calculation of comprehensive income is as follows:

                                                                1998    1997
                                                                ----    ----
Net income as reported......................................    $75     $767
Add: Foreign currency translation adjustment................     12      (37)
                                                                ---     ----
Comprehensive income........................................    $87     $730

5. INCOME TAXES

     Prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries will file a consolidated federal tax return. The financial statements for the three months ended March 31, 1997, include pro forma income taxes as if the companies had been subject to income taxes for the period presented. Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $500 in the first quarter of 1998. This has the effect of increasing tax expense for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was formed to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry business segment. The Company began operations in March 1996 with the acquisition of SIA, a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens, a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (Division). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods subsequent to their respective dates of acquisition. On April 21, 1998, the Company consummated a stock purchase agreement for the sale of its Mercer Products Company, Inc. subsidiary to Burke Industries, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net Sales. Net sales for the first quarter of 1998 were $51.7 million, an increase of $30.8 million, or 146.7%, over the comparable period in 1997, primarily as a result of the acquisition of the Laporte businesses in August 1997. Excluding the acquisition, net sales increased $.7 million as a result of increased sales of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                             (Dollars in Thousands)

aerospace adhesives resulting from strong levels of commercial aircraft production partially offset by reduced sales of automotive pressure sensitive adhesives.

     Cost of Goods Sold. Cost of goods sold was $35.4 million for the first quarter of 1998, an increase of $20.5 million, or 137.7%, over 1997. As a percentage of net sales, cost of goods sold decreased to 68.3% from 70.9% in the same period of 1997 primarily as a result of the inclusion of the generally higher gross margin Laporte businesses, acquired August 5, 1997. As a result, gross profit margin increased to 31.7% from 29.1% in the first quarter of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of 1998 were $11.8 million, representing a $7.4 million, or 168.2%, increase from the first three months of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 22.8% for the three months ended March 31, 1998 from 21.1% in the first quarter 1997. This increase was primarily due to increased amortization expense related to goodwill recorded in the acquisition of the Laporte companies in August 1997. Amortization expense as a percentage of net sales was 2.7% and 1.7% for the first quarter of 1998 and 1997, respectively. Excluding amortization, selling, general and administrative expenses increased as a percentage of net sales from 19.4% in first quarter 1997 to 20.1% in 1998. This increase is due primarily to impact of higher selling expenses as a percentage of net sales resulting from the retail sector of our housing repair, remodeling and construction market (as a result of the Laporte acquisition).

     Interest Expense (net). Interest expense was $4.1 million for the first quarter of 1998 representing a $3.2 million, or 337.0%, increase over the comparable period in 1997. This increase was the result of increased debt incurred as a result of the acquisition of the Laporte businesses.

     Income Taxes. Income tax expense increased by $444 to $419 in the first quarter of 1998 over the comparable period in 1997 primarily due to the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries will file a consolidated federal tax return. See Footnote 5 in the Notes to the Consolidated Financial Statements for pro forma income taxes for the three months ended March 31, 1997, as if the companies had been subject to income taxes for the period presented.

     Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $500 in the first quarter of 1998. This has the effect of increasing tax expense for the three months ended March 31, 1998.

     Net Income. Net income for the first quarter was $75 representing a $.7 million decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash required by operating activities totaled $4.0 million in the first three months of 1998 as compared to net cash provided by operations of $1,013 for the comparable period in 1997. The decrease in net cash from operating activities was due primarily to the $4.5 million decrease in accrued expenses in the first quarter of 1998 resulting primarily from the payment of interest on $125.0 million of Senior Subordinated Notes (the Notes) in February 1998; as well as an increase in accounts receivable and other assets of $3.3 million and $2.8 million, respectively, over the same period in 1997. The increase in other assets was due primarily to a contribution by the Parent Partnership in 1998 of $2.3 million in long-term notes receivable

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                             (Dollars in Thousands)

from management. These decreases in net cash were partially offset by increased depreciation and amortization in the first quarter of 1998 of $1.4 million, due primarily to increased goodwill associated with the Laporte acquisition in August 1997; and an increase in accounts payable of $3.0 million.

     Net cash provided by financing activities increase by $2.7 million over the first three months of 1997, primarily due to the $2.3 capital contribution by the Parent Partnership of long-term notes receivable from management of the Company.

     The Company's long term debt at March 31, 1998 consists of the $125.0 million Notes; a $30.0 million Term Loan, with twenty-five quarterly installment payments due commencing September 30, 1998; and $649 under a $1.0 facility obtained by its Singapore-based sales office. The Company also has a $30 million Revolving credit facility available for working capital purposes.

     On April 21, 1998, Sovereign Specialty Chemicals, Inc. consummated a stock purchase agreement for the sale of its Mercer Products Company, Inc., subsidiary to Burke Industries, Inc. Net proceeds from the sale were approximately $35.9 million (sales price of $36.2 million less selling expenses of $300). Proceeds from the sale were used by the Company to pay down its $30 million Term Loan and will be used for general corporate purposes.

     Mercer is a leading manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets. Mercer was acquired in August 1997, as part of Sovereign's acquisition of the Adhesives, Sealants & Coatings -- North America Division of Laporte plc. Mercer is located in Eustis, Florida. The sale of Mercer demonstrates the Company's focus on the adhesives, sealants and coatings industry.

     Interest payments on the Notes and under the Revolving Credit Facility represent significant obligations of the Company. The Notes require semiannual interest payments and interest on loans under the Revolving Credit Facility are due quarterly. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates capital expenditures totaling $7.0 million in 1998, $3 million of which relates to environmental expenditures for which the Company expects to be indemnified pursuant to acquisition agreements. Of this amount, $.5 million had been spent through March 31, 1998. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under the borrowing base. At March 31, 1998, the Company would have been able to borrow $29.1 million under the Revolving Credit Facility with $.9 million of letters of credit outstanding. The repayment of the $30 million Term Loan in April 1998, triggered an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Revolving Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998
                             (Dollars in Thousands)

     The Company's future operating performance and ability to repay or refinance the Notes will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

     The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, primarily third party payors. The Company plans to replace or upgrade its non-compliant systems with Year 2000 compliant software, and does not believe the cost of such will have a material impact on the results of operations. Moreover, there can be no assurance that the third party payors upon whom the Company relies will not experience system difficulties as a result of the Year 2000 problem, which difficulties could delay payment to the Company. Any such difficulties or delays could have a material adverse effect on the Company. If the Company's plans are not successful in making its systems Year 2000 compliant, it could have a material adverse effect on results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     Some of the information presented in, or connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

     Changes in economic and market conditions that impact the demand for the Company's products and services;

     Risks inherent in international operations, including possible economic, political or monetary instability;

     The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

     The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 13, 1998. The Company has no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 13, 1998 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27 Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 5, 1998 under Item 2, Acquisition or Disposition of Assets, to report our sale of Mercer Products Company, Inc.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          Lowell D. Johnson, Chief Financial
                                          Officer

Date: May 13, 1998                        Robert B. Covalt, Chief Executive
                                          Officer