Form 10-Q
period 1998-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1998-08-14
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q
                          ---------------------------

(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 1998 and December
  31, 1997..................................................       1
Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 1998
  and 1997..................................................       2
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1998
  and 1997..................................................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
PART II.  OTHER INFORMATION
6. Exhibit and Reports on Form 8-K..........................      12
Signatures..................................................      13

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and Cash Equivalents.................................     $ 11,169        $  6,413
  Accounts receivable, net..................................       31,579          26,824
  Inventories...............................................       19,195          21,042
  Other current assets......................................        3,761           5,483
                                                                 --------        --------
Total current assets........................................       65,704          59,762
Property, plant and equipment, net..........................       48,564          48,308
Goodwill, net...............................................       94,618         123,177
Deferred financing costs, net...............................       10,502          11,137
Other assets................................................        3,457             375
                                                                 --------        --------
Total assets................................................     $222,845        $242,759
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 14,941        $ 13,008
  Accrued expenses..........................................       14,274          14,023
  Current portion of long-term debt.........................          900           2,400
  Current portion of capital lease obligations..............           82             120
                                                                 --------        --------
Total current liabilities...................................       30,197          29,551
Long-term debt, less current portion........................      127,876         153,193
Capital lease obligations, less current portion.............        3,512           3,564
Other long-term liabilities.................................        6,918           4,398
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................           --              --
Additional paid-in capital..................................       54,787          52,479
Accumulated deficit.........................................         (549)           (522)
Cumulative translation adjustment...........................          104              96
                                                                 --------        --------
Total stockholder's equity..................................       54,342          52,053
                                                                 --------        --------
Total liabilities and stockholder's equity..................     $222,845        $242,759
                                                                 ========        ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                      JUNE 30, 1998                JUNE 30, 1997
                                                --------------------------   --------------------------
                                                THREE MONTHS   SIX MONTHS    THREE MONTHS   SIX MONTHS
                                                   ENDED          ENDED         ENDED          ENDED
                                                ------------   -----------   ------------   -----------
                                                (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Net Sales.....................................    $50,922       $102,669       $22,178        $43,159
Cost of Goods Sold............................     34,601         69,961        15,615         30,533
                                                  -------       --------       -------        -------
Gross Profit..................................     16,321         32,708         6,563         12,626
Selling, general and administrative
  expenses....................................     11,234         23,078         4,577          8,953
                                                  -------       --------       -------        -------
Operating income..............................      5,087          9,630         1,996          3,673
Other income, (expense)
  Interest income.............................        133            191            --             --
  Interest expense............................     (3,699)        (7,807)         (917)        (1,861)
  Loss on sale of business....................     (1,110)        (1,110)           --             --
                                                  -------       --------       -------        -------
Other (expense), net..........................     (4,676)        (8,726)         (917)        (1,861)
Income before income taxes and extraordinary
  loss........................................        411            904         1,070          1,812
Income taxes..................................        337            755           100             75
                                                  -------       --------       -------        -------
Income before extraordinary loss..............         74            149           970          1,737
Extraordinary loss (net of tax benefit).......       (176)          (176)           --             --
                                                  -------       --------       -------        -------
Net income (loss).............................    $  (102)      $    (27)      $   970        $ 1,737
                                                  =======       ========       =======        =======
Pro forma (See Note 6):
Income before income taxes and extraordinary
  loss, as stated.............................                                 $ 1,070        $ 1,812
Income taxes:
  Income taxes as stated......................                                     100             75
  Additional pro forma income taxes...........                                     328            650
                                                                               -------        -------
Net income....................................                                 $   642        $ 1,087
                                                                               =======        =======

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 1998    JUNE 30, 1997
                                                                -------------    -------------
                                                                 (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net Income..................................................      $    (27)         $ 1,737
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................         4,685            1,847
  Amortization of deferred financing costs..................           593               68
  Extraordinary loss........................................           176               --
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (6,079)          (1,711)
     Inventories............................................          (482)            (115)
     Prepaid expenses and other current assets..............         1,511              954
     Other assets...........................................        (2,913)              --
     Accounts payable.......................................         2,498            1,802
     Accrued expenses and other.............................           712           (1,500)
                                                                  --------          -------
Net cash provided by operating activities...................           675            3,082
INVESTING ACTIVITIES
  Proceeds from sale of business............................        35,258               --
  Acquisition of business (net of acquired cash)............        (7,908)              --
  Purchase of property, plant and equipment.................        (1,059)          (1,076)
                                                                  --------          -------
Net cash provided by (used in) investing activities.........        26,291           (1,076)
FINANCING ACTIVITIES
  Deferred financing costs..................................          (282)              --
  Capital contributions.....................................         2,308               --
  Issuance of acquisition related notes.....................         2,800               --
  Proceeds from environmental settlement....................         2,693               --
  Payments on capital lease obligations.....................           (38)            (102)
  Proceeds from revolving credit facility...................           383              195
  Payments on long-term debt................................       (30,081)          (1,000)
  Distributions to partners.................................            --             (216)
                                                                  --------          -------
Net cash used in financing activities.......................       (22,217)          (1,123)
Effect of exchange rates on cash............................             8               41
                                                                  --------          -------
Net increase in cash and cash equivalents...................         4,756              924
Cash and cash equivalents at beginning of period............         6,413              104
                                                                  --------          -------
Cash and cash equivalents at end of period..................      $ 11,169          $ 1,028
                                                                  ========          =======
Supplemental cash flow information:
     Cash paid for interest.................................      $  6,461          $ 1,821
     Cash paid for income taxes.............................      $    369          $    42

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                             (Dollars in Thousands)

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

     On August 5, 1997, the Company purchased from Laporte plc, the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (the Division). The Division was affiliated by common control as wholly owned subsidiaries of Laporte plc. The purchase price of the Division was approximately $133.3 million including expenses relating to the purchase of $1.5 million and net acquired cash of $707. The purchase was funded through the issuance of $125 million of subordinated notes payable, a $30 million term note, and a capital contribution of $33.8 million. Excess of funding over the purchase price was used to retire long-term debt.

     The acquisitions were accounted for as purchases and, as such; the results of the operations of the Division from August 5, 1997 (date of acquisition) have been included in the consolidated results of operations of the Company. Goodwill recognized in connection with the acquisitions was approximately $108 million and is being amortized over a twenty-five year period. The Companies that formerly comprised the Division are wholly owned subsidiaries of Sovereign Specialty Chemicals, Inc. and operate as OSI Sealants, Inc. (OSI), Tanner Chemicals, Inc. (Tanner), and Mercer Products Company, Inc. (Mercer).

     On April 21, 1998, the Company sold Mercer to Burke Industries, Inc.. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division will become a division of P&S.

     Unless otherwise noted, all references to "the Company" herein refer to Sovereign and its wholly owned subsidiaries.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the period ended June 30, 1998, include the accounts of the Company and its wholly-owned subsidiaries, SIA, P&S, OSI, Tanner, Mercer, Sovereign Specialty Chemicals, Pte. Ltd., a Singapore-based sales office and the C&A Division (for the period subsequent to its date of acquisition). The financial statements for the period ended June 30, 1997 are presented on a basis "as

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                             (Dollars in Thousands)

if" the Company existed prior to July 31, 1997 and included the operations of P&S and SEA for the period then ended. All significant intercompany balances and transactions have been eliminated.

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

2. INVENTORIES

     Inventories are summarized as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                        --------    ------------
Raw Materials.......................................    $ 9,406       $10,908
Work in process.....................................        384           141
Finished Goods......................................      9,405         9,993
                                                        -------       -------
                                                        $19,195       $21,042
                                                        =======       =======

3. SALE OF MERCER

     Effective April 21, 1998, the Company sold Mercer to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million (sales price of $36.2 million less selling expenses of $850). The book value of the net assets sold was $36.4 million and the Company recognized a book loss on the sale of $1.1 million before taxes. Proceeds from the sale were used by the Company to pay down $30 million of senior bank debt, for the acquisition of the C&A Division and for general corporate purposes.

4. ACQUISITION

     On June 12, 1998, the Company acquired the net assets of the C&A Division, a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division will become a division of P&S. Manufacturing and laboratory facilities will continue to

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1998
                             (Dollars in Thousands)

operate in Seabrook. The transaction was accounted for as a purchase. The Company paid cash and issued $2.8 million in notes payable, $900 of which are current liabilities. The purchase price exceeded the fair value of net assets acquired by approximately $800 which is recorded as goodwill and is being amortized on a straight-line basis over 25 years.

5. NEW ACCOUNTING PRONOUNCEMENT

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) in 1998. This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. For the three and six months ended June 30, 1998 and 1997, respectively, the calculation of comprehensive income is as follows:

                                                  JUNE 30, 1998                 JUNE 30, 1997
                                            --------------------------    --------------------------
                                            THREE MONTHS    SIX MONTHS    THREE MONTHS    SIX MONTHS
                                            ------------    ----------    ------------    ----------
Net income (loss) as reported.............     $(102)          $(27)         $  970         $1,737
Add: Foreign currency translation
  adjustment..............................        (4)             8              78             41
                                               -----           ----          ------         ------
Comprehensive income......................     $(106)          $(19)         $1,048         $1,778

6. INCOME TAXES

     Prior to its restructuring on July 31, 1997 (Note 1), the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries file a consolidated federal tax return. The financial statements for the six and three months ended June 30, 1997, include pro forma income taxes as if the companies had been subject to income taxes for the period presented. Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $1 million in the first half of 1998. This has the effect of increasing tax expense for the three and six months ended June 30, 1998. The tax effect of the book loss on the sale of Mercer decreased income tax expense by $444 in the second quarter of 1998.

7. SUBSEQUENT EVENT

     On August 3, 1998, OSI acquired the PL Adhesives and Sealants product line (the "Product Line") from ChemRex Inc. in Shakopee, Minnesota. The Product Line consists of solvent-based and polyurethane adhesives and sealants.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

GENERAL

     The Company exists to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry business segment. The Company began operations in March 1996 with the acquisition of SIA, a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens (P&S), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (the Division). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. On April 21, 1998, the Company sold its stock in Mercer to Burke Industries, Inc. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (the C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division will be integrated into P&S. The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods subsequent to their respective dates of acquisition.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net Sales. Net sales for the first half of 1998 were $102.7 million, an increase of $59.5 million, or 137.7%, over the comparable period in 1997, primarily due the acquisition of the Division in August, 1997 and the C&A Division in June, 1998, offset somewhat by the sale of Mercer in April, 1998. Excluding acquisitions, net sales increased $1.3 million or 3.0% as a result of increased sales of aerospace adhesives resulting from strong levels of commercial aircraft production partially offset by reduced sales of automotive pressure sensitive adhesives.

     Cost of Goods Sold. Cost of goods sold was $70 million for the six months of 1998, an increase of $39.4 million, or 129.1%, over 1997. As a percentage of net sales, cost of goods sold decreased to 68.1% from 70.7% in the same period of 1997 primarily as a result of the inclusion of the generally higher gross margin markets acquired in the acquisition of the Division in August 1997. Consequently, gross profit margin increased to 31.9% from 29.3% in the first half of 1998. The improved margin in 1998 was primarily the result of an improvement in the product mix with increased sales of construction adhesives (the Division acquisition).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first half of 1998 were $23.1 million, representing a $14.1 million, or 157.8%, increase from the first six months of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 22.4% for the six months ended June 30, 1998 from 20.7% in the first half of 1997. This increase was primarily due to increased amortization expense related to goodwill recorded in the acquisition of the Division in August 1997. Amortization expense as a percentage of net sales was 2.5% and 1.7% for the first six months of 1998 and 1997, respectively. Excluding amortization, selling, general and administrative expenses increased as a percentage of net sales from 19.0% in first half of 1997 to 19.9% in 1998. This increase is due primarily to impact of higher selling expenses as a percentage of net sales resulting from the retail sector of our housing repair, remodeling and construction market acquired in the acquisition of the Division in August 1997.

     Interest Expense. Interest expense was $7.8 million for the first six months of 1998 representing a $5.9 million, or 319.5%, increase over the comparable period in 1997. This increase was the result of increased debt incurred as a result of the acquisition of the Division.

     Loss on Sale of Business. On April 21, 1998, the Company consummated a stock purchase agreement for the sale of Mercer to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million (sales price of $36.2 million less selling expenses of $850). The Company recognized a book loss on the sale of $1.1 million.

     Income Taxes. Income tax expense increased by $680 to $755 in the first half of 1998 over the comparable period in 1997 primarily due to the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries file a consolidated federal tax return. See Footnote 6 in the Notes to the Consolidated Financial Statements for pro forma income taxes for the six months ended June 30, 1997, as if the companies had been subject to income taxes for the period presented.

     The tax effect of the loss on the sale of Mercer decreased income tax expense by $444 in the first half of 1998. Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $1 million in the first six months of 1998. This has the effect of increasing tax expense for the six months ended June 30, 1998.

     Income before extraordinary loss. Income before extraordinary loss for the first six months of 1998 was $149 representing a $1.59 million decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above. Excluding the loss on the sale of Mercer, net income before extraordinary loss for the six months ended June 30, 1998 was $815.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $176, net of the income tax benefit of $117, relates to the write-off of deferred financing costs related to the $30 million term loan, as a result of the extinguishment of the term loan on April 21, 1998.

     Net Income (Loss). Net loss for the first half of 1998 was $27 representing a $1.76 million decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net Sales. Net sales for the second quarter of 1998 were $50.9 million, an increase of $28.7 million, or 129.8%, over the comparable period in 1997, primarily due the acquisition of the Division in August, 1997 and C&A Division in June, 1998, offset somewhat by the sale of Mercer in April, 1998. Excluding sales from acquired companies, net sales increased slightly by $.5 million or 2.2%.

     Cost of Goods Sold. Cost of goods sold was $34.6 million for the second quarter of 1998, an increase of $19 million, or 121.8%, over 1997. Gross profit margin increased to 32.1% from 29.5% in the second quarter of 1998. This was primarily the result of the inclusion of the higher gross margin markets acquired in the acquisition of the Division in August 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of 1998 were $11.2 million, representing a $6.7 million, or 145.6%, increase from the same three-month period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 22.0% from 20.7% in the second quarter of 1997. This increase was primarily due to increased amortization expense related to goodwill recorded in the acquisition of the Division in August 1997. Amortization expense as a percentage of net sales was 2.3% and 1.6% for the second quarter of 1998 and 1997, respectively. Excluding amortization, selling, general and administrative expenses increased as a percentage of net sales from 19.1% in second quarter 1997 to 19.7% in 1998. This increase is due primarily to impact of higher selling expenses as a percentage of net sales resulting from the retail sector of our housing repair, remodeling and construction market acquired in the acquisition of the Division in August 1997.

     Interest Expense. Interest expense was $3.7 million for the second quarter of 1998 representing a $2.8 million, or 311.0%, increase over the comparable period in 1997. This increase was the result of increased debt incurred as a result of the acquisition of the Division in August 1997.

     Loss on Sale of Business. On April 21, 1998, the Company consummated a stock purchase agreement for the sale of Mercer to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million (sales price of $36.2 million less selling expenses of $850). The Company recognized a book loss on the sale of $1.1 million.

     Income Taxes. Income tax expense increased by $237 to $337 in the second quarter of 1998 over the comparable period in 1997 primarily due to the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries file a consolidated federal tax return. See Footnote 6 in the Notes to the Consolidated Financial Statements for pro forma income taxes for the three months ended June 30, 1997, as if the companies had been subject to income taxes for the period presented.

     The tax effect of the loss on the sale of Mercer decreased income tax expense by $444 in the second quarter of 1998. Amortization of goodwill related to a portion of the acquisition of the Division structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $500 in the second quarter of 1998. This has the effect of increasing tax expense for the three months ended June 30, 1998.

     Income before extraordinary loss. Income before extraordinary loss for the second quarter was $74 representing a $.9 million decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above. Excluding the loss on the sale of Mercer, net income before extraordinary loss for the three months ended June 30, 1998 was $740.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $176, net of the income tax benefit of $117 relates to the write-off of deferred financing costs associated with the $30 million term loan, as a result of the extinguishment of the term loan on April 21, 1998.

     Net Income (Loss). Net Loss for the second quarter of 1998 was $102 representing a $1.1 million decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $675 in the first six months of 1998 as compared to net cash provided by operations of $3,082 for the comparable period in 1997. The decrease in net cash from operating activities was due primarily to the increase in accounts receivable and other assets of $4.4 million and $2.9 million, respectively, over the same period in 1997. The increase in accounts receivable was due primarily to increased sales volume primarily due to acquisitions. The increase in other assets was due primarily to a contribution by the Parent Partnership in 1998 of $2.3 million in long-term notes receivable from management. These decreases in net cash were partially offset by increased depreciation and amortization in the first half of 1998 of $2.8 million, due primarily to increased fixed assets and goodwill associated with the acquisition of the Division in August 1997; an increase in accounts payable of $696; an increase in the amortization of deferred financing costs of $525, as a result of the costs associated with the $125 million of subordinated notes payable. Prepaid expenses and other current assets increased $557 over the same period in 1997.

     Net cash provided by investing activities in the first six months of 1998 was $26.3 million. Capital additions to property, plant and equipment totaled $1.1 million in the first half of 1998. The sale of Mercer on April 21, 1998, provided $35.3 million and the acquisition of the C&A Division on June 12, 1998 resulted in the recognition of $7.9 million in additional net assets to the Company.

     Net cash used in financing activities was $22.2 million in the first half of 1998. The Company used proceeds from the Mercer sale to repay its $30.0 million term loan on April 21, 1998. The Company received $2.7 million from the previous owners of a certain subsidiary as indemnification for environmental matters in May 1998. The Company issued $2.8 million in notes payable as part of the purchase price in the C&A

Division acquisition. Effective January 1, 1998, the Parent Partnership made a $2.3 capital contribution of long-term notes receivable from management of the Company.

     The Company's long term debt at June 30, 1998 consists of the $125.0 million Subordinated Notes payable, $976 under a $1.0 facility obtained by its Singapore-based sales office and $2.8 million of notes payable related to the C&A Division acquisition, $900 of which are current liabilities. The Company also has a $30 million Revolving Credit Facility and an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility available for working capital purposes.

     The sale of Mercer in April 1998 demonstrates the Company's focus on the adhesives, sealants and coatings industry, as Mercer was not a strategic fit for the Company. Mercer is a manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets. Mercer was acquired in August 1997, as part of the Company's acquisition of the Division.

     On June 12, 1998, the Company acquired the net assets of the C&A Division, a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division will become a division of P&S. Manufacturing and laboratory facilities will continue to operate in Seabrook. The Company paid cash and issued $2.8 million in notes payable as part of the purchase price, $900 of which are current liabilities.

     On August 3, 1998, OSI acquired the PL Adhesives and Sealants product line (the Product Line) from ChemRex Inc. in Shakopee, Minnesota. The Product Line consists of solvent-based and polyurethane adhesives and sealants. The Company financed the acquisition through internally generated cash and the borrowing of $4.7 million under its Revolving Credit Facility. Production of the Product Line will be transferred to OSI's headquarters in Mentor, Ohio. It is anticipated that this transfer will be completed in the fourth quarter of 1998. Over the next two quarters, additional working capital of $1.6 will be required to be generated during the transfer of the business to OSI. In addition, $2.6 million of capital expenditures will be required in the second half of 1998.

     Interest payments on the Notes and under the Revolving Credit Facility represent significant obligations of the Company. The Notes require semiannual interest payments on February 1, and August 1. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates capital expenditures totaling $6.8 million in 1998, including the $2.6 million required due to the Product Line acquisition, approximately $1.4 million of which relates to environmental expenditures for which the Company has been indemnified pursuant to acquisition agreements. Of this amount, $1.1 million had been spent through June 30, 1998. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At June 30, 1998, the Company would have been able to borrow $29.0 million under the Revolving Credit Facility with $1 million of letters of credit outstanding. The repayment of the $30 million term loan in April 1998, triggered an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Revolving Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

     The Company's future operating performance and ability to repay or refinance the Notes will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

     The Company is at risk both for its own Year 2000 compliance and for the Year 2000 compliance of those with whom it does business, primarily third party payors. The Company plans to replace or upgrade its non-compliant systems with Year 2000 compliant software, and does not believe the cost of such will have a material impact on the results of operations. The Company estimates that this effort will be materially complete by September 30, 1999. Moreover, there can be no assurance that the third party payors upon whom the Company relies will not experience system difficulties as a result of the Year 2000 problem, which difficulties could delay payment to the Company. Any such difficulties or delays either on the part of the Company's plans or its payors' systems could have a material adverse effect on the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     Some of the information presented in, or connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

          Changes in economic and market conditions that impact the demand for our products and services;

          Risks inherent in international operations, including possible economic, political or monetary instability;

          The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

          The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of August 14, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 14, 1998 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibit

     27 Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated May 5, 1998 and as amended July 27, 1998 under Item 2, Acquisition or Disposition of Assets, to report our sale of Mercer.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          s/b Robert B. Covalt

                                          --------------------------------------
                                          Robert B. Covalt, Chairman, Chief
                                          Executive Officer
                                          and President

                                          s/b Lowell D. Johnson

                                          --------------------------------------
Date: August 14, 1998                     Lowell D. Johnson, Vice
                                          President-Chief
                                          Financial Officer