Form 10-Q
period 1998-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1998-11-16
CIK 1048914

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

               For the quarterly period ended September 30, 1998

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at September 30, 1998 and
  December 31, 1997.........................................       1
Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1998 and 1997..................       2
Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1998
  and 1997..................................................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
PART II.  OTHER INFORMATION
6. Exhibit and Reports on Form 8-K..........................      12
Signatures..................................................      13

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and Cash Equivalents.................................      $  4,299         $  6,413
  Accounts receivable, net..................................        36,821           26,824
  Inventories...............................................        19,740           21,042
  Other current assets......................................         5,042            5,483
                                                                  --------         --------
Total current assets........................................        65,902           59,762
Property, plant and equipment, net..........................        48,564           48,308
Goodwill, net...............................................       102,401          123,177
Deferred financing costs, net...............................        10,203           11,137
Other assets................................................         3,014              375
                                                                  --------         --------
Total assets................................................      $230,084         $242,759
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 18,133         $ 13,008
  Accrued expenses..........................................        12,885           14,023
  Current portion of long-term debt.........................         5,016            2,400
  Current portion of capital lease obligations..............            82              120
                                                                  --------         --------
Total current liabilities...................................        36,116           29,551
Long-term debt, less current portion........................       127,888          153,193
Capital lease obligations, less current portion.............         3,491            3,564
Other long-term liabilities.................................         6,817            4,398
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................            --               --
Additional paid-in capital..................................        54,787           52,479
Accumulated deficit.........................................           851             (522)
Cumulative translation adjustment...........................           135               96
                                                                  --------         --------
Total stockholder's equity..................................        55,773           52,053
                                                                  --------         --------
Total liabilities and stockholder's equity..................      $230,084         $242,759
                                                                  ========         ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                                --------------------------   --------------------------
                                                THREE MONTHS   NINE MONTHS   THREE MONTHS   NINE MONTHS
                                                   ENDED          ENDED         ENDED          ENDED
                                                ------------   -----------   ------------   -----------
                                                (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
Net Sales.....................................    $55,445       $158,115       $42,999        $86,158
Cost of Goods Sold............................     37,721        107,683        29,172         59,610
                                                  -------       --------       -------        -------
Gross Profit..................................     17,724         50,432        13,827         26,548
Selling, general and administrative
  expenses....................................     11,436         34,514         9,480         18,540
                                                  -------       --------       -------        -------
Operating income..............................      6,288         15,918         4,347          8,008
Other income, (expense)
  Interest income.............................         88            279            --             --
  Interest expense............................     (3,738)       (11,545)       (2,924)        (4,772)
  Loss on sale of business....................         --         (1,110)           --             --
                                                  -------       --------       -------        -------
Other (expense), net..........................     (3,650)       (12,376)       (2,924)        (4,772)
Income before income taxes and extraordinary
  loss........................................      2,638          3,542         1,423          3,236
Income taxes..................................      1,238          1,992         1,225          1,300
                                                  -------       --------       -------        -------
Income before extraordinary loss..............      1,400          1,550           198          1,936
Extraordinary loss (net of tax benefit).......         --           (176)         (837)          (837)
                                                  -------       --------       -------        -------
Net income (loss).............................    $ 1,400       $  1,374       $  (639)       $ 1,099
                                                  =======       ========       =======        =======
Pro forma (See Note 6):
Income before income taxes and extraordinary
  loss, as stated.............................                                 $ 1,423        $ 3,236
Income taxes:
  Income taxes as stated......................                                   1,225          1,300
  Additional pro forma income taxes...........                                    (656)            (6)
                                                                               -------        -------
Net income before extraordinary loss..........                                     854          1,942
Extraordinary loss (net of tax benefit).......                                     837            837
                                                                               -------        -------
Net income....................................                                 $    17        $ 1,105
                                                                               =======        =======

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                             ----------------------------------------
                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                             ------------------    ------------------
                                                                (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net Income...............................................         $  1,374             $   1,099
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................            6,907                 4,321
  Amortization of deferred financing costs...............              881                   761
  Extraordinary loss.....................................              176                 1,387
  Changes in operating assets and liabilities:
     Accounts receivable.................................          (11,321)               (3,533)
     Inventories.........................................             (277)                 (290)
     Prepaid expenses and other current assets...........              230                   317
     Other assets........................................           (2,469)                   --
     Accounts payable....................................            5,690                  (485)
     Accrued expenses and other..........................             (673)                1,331
                                                                  --------             ---------
Net cash provided by operating activities................              518                 4,907

INVESTING ACTIVITIES
  Proceeds from sale of business.........................           35,258                    --
  Acquisition of businesses (net of acquired cash).......          (17,658)             (132,806)
  Purchase of property, plant and equipment..............           (2,109)               (1,519)
                                                                  --------             ---------
Net cash provided by (used in) investing activities......           15,491              (134,325)

FINANCING ACTIVITIES
  Deferred financing costs...............................             (282)              (12,765)
  Capital contributions..................................            2,308                33,800
  Issuance of acquisition related notes..................            2,800                    --
  Proceeds from environmental settlement.................            2,693                    --
  Payments on capital lease obligations..................             (111)                 (292)
  Proceeds from revolving credit facility................            6,511                 4,078
  Payments on revolving credit facility..................           (2,000)               (5,136)
  Proceeds from long-term debt...........................               --               160,565
  Payments on long-term debt.............................          (30,081)              (47,300)
  Distributions to partners..............................               --                  (269)
                                                                  --------             ---------
Net cash used in financing activities....................          (18,162)             (132,681)
Effect of exchange rates on cash.........................               39                   (27)
                                                                  --------             ---------
Net increase in cash and cash equivalents................           (2,114)                3,236
Cash and cash equivalents at beginning of period.........            6,413                   104
                                                                  --------             ---------
Cash and cash equivalents at end of period...............         $  4,299             $   3,340
                                                                  ========             =========
Supplemental cash flow information:
     Cash paid for interest..............................         $ 12,398             $   2,596
     Cash paid for income taxes..........................         $    815             $      42

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

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

     On April 21, 1998, the Company sold Mercer to Burke Industries, Inc.. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division has become an operating division of P&S. On August 3, 1998, the Company acquired the PL Adhesives and Sealants product line (the "Product Line") from ChemRex Inc. in Shakopee, Minnesota and merged it into OSI. The Product Line consists of solvent-based and polyurethane adhesives and sealants.

     Unless otherwise noted, all references to "the Company" herein refer to Sovereign and its wholly owned subsidiaries.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the period ended September 30, 1998, include the accounts of the Company and its wholly-owned subsidiaries, SIA, P&S, OSI, Tanner, Mercer (for the period

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

prior to its disposition), Sovereign Specialty Chemicals, Pte. Ltd., a Singapore-based sales office and the C&A Division and the Product Line (for the period subsequent to their dates of acquisition). The financial statements for the period ended September 30, 1997 are presented on a basis "as if" the Company existed prior to July 31, 1997 and included the operations of P&S and SEA; and OSI, Tanner, Mercer Sovereign Specialty Chemicals, Pte. Ltd. (for the periods subsequent to their acquisition or inception for the period then ended. All significant intercompany balances and transactions have been eliminated.

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

2. INVENTORIES

     Inventories are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
Raw Materials....................................       $ 9,007         $10,908
Work in process..................................           354             141
Finished Goods...................................        10,379           9,993
                                                        -------         -------
                                                        $19,740         $21,042
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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

4. ACQUISITIONS

     On June 12, 1998, the Company acquired the net assets of the C&A Division, a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division became an operating division of P&S. The transaction was accounted for as a purchase. The Company paid cash and issued $2.8 million in notes payable, $800 of which are current liabilities. The purchase price exceeded the fair value of net assets acquired by approximately $800 which is recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     On August 3, 1998, the Company acquired the PL Adhesives and Sealants product line (the "Product Line") from ChemRex Inc. in Shakopee, Minnesota and merged it into OSI. The Product Line consists of solvent-based and polyurethane adhesives and sealants.

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

                                              SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                          ---------------------------    ---------------------------
                                          THREE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                          ------------    -----------    ------------    -----------
Net income (loss) as reported...........     $1,400         $1,374          $ (639)        $1,737
Add: Foreign currency translation
  adjustment............................         31             39             (68)           (27)
                                             ------         ------          ------         ------
Comprehensive income....................     $1,431         $1,413          $ (707)        $1,710

6. INCOME TAXES

     Prior to its restructuring on July 31, 1997 (Note 1), the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries file a consolidated federal tax return. The financial statements for the nine and three months ended September 30, 1997, include pro forma income taxes as if the companies had been subject to income taxes for the period presented. Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $1 million in the first half of 1998. This has the effect of increasing tax expense for the three and nine months ended September 30, 1998. The tax effect of the book loss on the sale of Mercer decreased income tax expense by $444 in the first nine months of 1998.

7. EXTRAORDINARY LOSS

     The extraordinary loss of $176, net of the income tax benefit of $117, relates to the write-off of deferred financing costs associated with the $30 million of senior bank debt extinguished on April 21, 1998.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

GENERAL

     The Company exists to acquire and consolidate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings industry business segment. The Company began operations in March 1996 with the acquisition of SIA, a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens (P&S), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc., Evode-Tanner Industries, Inc., and Mercer Products Company, Inc. (the Division). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. On April 21, 1998, the Company sold its stock in Mercer to Burke Industries, Inc. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (the C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The C&A Division has become an operating division of P&S. On August 3, 1998, the Company acquired the PL Adhesives and Sealants product line (the "Product Line") from ChemRex, Inc. and merged it into OSI. The Product Line consists of solvent-based and polyurethane adhesives and sealants. The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods subsequent to their respective dates of acquisition.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales for the first nine months of 1998 were $158.1 million, an increase of $71.9 million, or 83.5%, over the comparable period in 1997, primarily due to the acquisition of the Division in August, 1997, the C&A Division in June, 1998 and the Product Line in August, 1998, offset somewhat by the sale of Mercer in April, 1998. Excluding acquisitions, net sales increased $1.5 million or 2.6%. The sales increase was the result of increased sales for industrial and flexible packaging applications partially offset by declines in overprint coatings sales. Industrial sales increases were driven by increased share in recreation vehicle adhesive applications and continued strong levels of commercial aircraft production, offset by continued weakness in sales to automotive OEM's due to design-outs and the effects of the strike at General Motors. Sales for flexible packaging applications increased due to the combined effects of market share gains in the United States and increased international sales.

     Cost of Goods Sold. Cost of goods sold was $107.7 million for the first nine months of 1998, an increase of $48.1 million, or 80.6%, over 1997. As a percentage of net sales, cost of goods sold decreased to 68.1% from 69.2% in the same period of 1997 primarily as a result of the inclusion of the generally higher gross margin Housing Repair, Remodeling and Construction applications acquired with the Division in August 1997. Consequently, gross profit margin increased to 31.9% from 30.2% in the first nine months of 1998. The improved margin in 1998 was primarily the result of an improvement in the product mix with increased sales of construction adhesives (the Division acquisition). Gross profit margin, net of acquisitions, remained relatively constant at 29.5% of net sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $34.5 million, representing a $15.9 million, or 86.2%, increase from the same period in 1997. As a percentage of net sales, selling, general and administrative expenses increased to 21.8% for the nine months ended September 30, 1998 from 21.5% in 1997. Net of acquisitions, as a percentage of net sales, selling, general and administrative expenses increased from 21.1% in 1997 to 22.8% in 1998. This is due primarily to an increase in foreign exchange losses resulting primarily from operations in Mexico, management severances recorded in 1998 and the recording of a reserve for expenses associated with potential acquisition activity which is not probable of realization at September 30, 1998.

     Operating Income. As a result of the above factors, operating income increased $7.9 million and 98.7% from the same period in 1997.

     EBITDA. Earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $22.8 million in 1998 compared to $12.3 for the same period in 1997. EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, extraordinary loss and loss on sale of business. EBITDA provides additional information for determining the Company's ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income, any other measure of performance as determined by generally accepted accounting principles, as an indicator of operating performance, as an alternative to cash flows from operating, investing or financing activities or as a measure of liquidity.

     Interest Expense. Interest expense was $11.5 million for the first nine months of 1998 representing a $5.9 million, or 141.9%, increase over the comparable period in 1997. This increase was the result of increased debt incurred as a result of the acquisition of the Division.

     Loss on Sale of Business. On April 21, 1998, the Company consummated a stock purchase agreement for the sale of its Mercer Products Company, Inc., subsidiary to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million (sales price of $36.2 million less selling expenses of $850). The Company recognized a book loss on the sale of $1.1 million.

     Income Taxes. Income tax expense increased by $700 to $2.0 million in the first nine months of 1998 over the comparable period in 1997 primarily due to the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries file a consolidated federal tax return. See Footnote 6 in the Notes to the Consolidated Financial Statements for pro forma income taxes for the nine months ended September 30, 1997, as if the companies had been subject to income taxes for the period presented.

     The tax effect of the book loss on the sale of Mercer decreased income tax expense by $444 in 1998. Amortization of goodwill related to an acquisition structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $1.5 million in 1998. This has the effect of increasing tax expense for the nine months ended September 30, 1998.

     Income before extraordinary loss. Income before extraordinary loss for the first nine months of 1998 was $1,550 representing a $386 decrease from the comparable period in 1997. This decrease was primarily the result of the factors discussed above. Excluding the loss on the sale of Mercer, income before extraordinary loss for the nine months ended September 30, 1998 was $2,660.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of ($176), net of the income tax benefit of 117, on the extinguishment of the $30 million Senior Term Loan on April 21, 1998, relates to the write-off of deferred financing costs related to the Term Loan.

     Net Income. Net income year to date in 1998 was $1,374 representing a $285 increase from the comparable period in 1997. This decrease was primarily the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales. Net sales for the third quarter of 1998 were $55.5 million, an increase of $12.5 million, or 28.9%, over the comparable period in 1997, primarily due to the acquisition of the Division in August, 1997, Quinn in June, 1998 and the Product line in August, 1998, offset somewhat by the sale of Mercer Products Co. in April, 1998. Excluding acquisitions, net sales increased 2.7% to $22.3 million for the quarter ended September 30, 1998.

     Cost of Goods Sold. Cost of goods sold was $37.7 million for third quarter of 1998, an increase of $8.5 million, or 29.3%, over 1997. Gross profit margin for the quarter remained constant from the prior year at 32%. Net of acquisitions, gross profit margins were at 30.0% for the quarters ended September 30, 1998 and 1997, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1998 were $11.4 million, representing a $1.9 million, or 20.6%, increase from the same three-month period in 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 20.6% from 22% in the third quarter in 1997. Net of acquisitions, selling, general and administrative expenses as a percentage of net sales was 23.7% for the third quarter of 1998 as compared to 21.3 for the comparable period in 1997. See discussion of nine months ended variance for primary reasons for increase.

     Operating Income. As a result of the above factors, operating income for the three months ended September 30, 1998 increased $1.9 million and 44.7% over the same period in 1997.

     EBITDA. Earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $8.5 million and $6.8 million for the three months ended September 30, 1998 and 1997, respectively.

     Interest Expense. Interest expense was $3.7 million for the third quarter of 1998 representing a $0.8 million, or 27.8%, increase over the comparable period in 1997. This increase was the result of increased debt incurred as a result of the acquisition of the Division in August 1997.

     Income Taxes. Income tax expense was $1.2 million for the third quarter of 1998 and 1997, respectively. Amortization of goodwill related to a portion of the acquisition of the Division structured to be tax-free is not deductible for tax purposes. The amount of this amortization was approximately $500 and $275 in the third quarter of 1998 and 1997, respectively. This has the effect of increasing tax expense for the three month periods presented.

     Income before extraordinary loss. Income before extraordinary loss for third quarter 1998 was $1,400 representing a $1,200 increase from the comparable period in 1997. This increase was primarily the result of the factors discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of ($837), net of the income tax benefit, for the three months ended September 30, 1997, related to the loss on early extinguishment of debt associated with the Company's financial restructuring in August of 1997.

     Net Income (Loss). Net income for the third quarter of 1998 was $1,400 representing a $761 increase form the comparable period in 1997. This increase was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $518 in the first nine months of 1998 as compared to net cash provided by operations of $4,907 for the comparable period in 1997. The decrease in net cash from operating activities was due primarily to the decrease in accrued expenses and other of $2.0 million and the increase in accounts receivable and other assets of $7.8 million and $2.5 million, respectively, over the same period in 1997. The increase in accounts receivable was due primarily to increased sales volume primarily due to acquisitions and the timing of those acquisitions in 1998 and 1997. The increase in accounts receivable in 1997 was net of acquired accounts receivable of approximately $16.0 million. The increase in other assets was due primarily to a contribution by the Parent Partnership in 1998 of $2.9 million in long-term notes receivable from management. These decreases in net cash were partially offset by increased depreciation and amortization in 1998 of $2.6 million, due primarily to increased fixed assets and goodwill associated with acquisitions and an increase in accounts payable of $6.1 million.

     Net cash provided by investing activities in the first nine months of 1998 was $15.5 million. Capital additions to property, plant and equipment totaled $2.1 million in the first nine months of 1998. The sale of Mercer in April, 1998, provided $35.3 million and the acquisitions of Quinn in June, 1998 and PL in August, 1998 resulted in the recognition of $17.7 million in additional net assets to the Company. See the Notes to Consolidated Statements for additional details regarding the acquisitions.

     Net cash used in financing activities was $18.2 million in 1998. The Company used proceeds from the Merger sale to repay its $30.0 million Term Loan on April 21, 1998. The company received $2.7 million from the previous owners of a certain subsidiary as indemnification for environmental matters in May 1998 for which the Company established a long-term liability. The Company issued $2.8 million in notes payable as part of the purchased price in the Quinn acquisition and borrowed $6.2 million under its revolving credit facility for the PL acquisition in August, 1998. The Company subsequently repaid $2.0 million under that facility prior to September 30, 1998. Effective January 1, 1998, the Parent Partnership made a $2.3 capital contribution of long-term notes receivable from management of the Company for their purchase of units of the Parent Partnership.

     The Company's debt at June 30, 1998 consists of the $125.0 million Notes, $888 under a $1.0 letter of credit supported working capital facility obtained by its Singapore-based sales office, $4.2 million drawn under its revolving credit facility and $2.8 million of notes payable related to the Quinn acquisition, $800 of which are current liabilities. The Company has $24.8 million remaining under its $30.0 million Revolving Credit Facility at September 30, 1998 and an additional $20.0 million revolving credit commitment which is supplemental to the Revolving Credit Facility available for acquisition purposes. Subsequent to September 30, 1998, the Company repaid the $4.2 million drawn under its Revolving Credit Facility.

     The sale of Mercer in April 1998 demonstrates the Company's focus on the adhesives, sealants and coatings industry, as Mercer was not a strategic fit for the Company. Mercer is a manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets. Mercer was acquired in August 1997, as part of Sovereign's acquisition of the Division.

     On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (Quinn), a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. Quinn has become an operating division of P&S. The Company paid cash and issued $2.8 million in notes payable as part of the purchase price, $800 of which are current liabilities.

     On August 3, 1998, the Company's wholly owned subsidiary, OSI Sealants, Inc. acquired the PL Adhesives and Sealants product line and brand (the "Product Line") from ChemRex Inc. in Shakopee, Minnesota. The Product Line consists of solvent-based and polyurethane adhesives and sealants and will expand the Company's offerings in the retail distribution channel for its Housing Repair, Remodeling and Construction products. The Company borrowed $6.2 million under its Revolving Credit Facility to finance the acquisition. Production of the Product Line will be transferred to OSI's headquarters in Mentor, Ohio. It is anticipated that this transfer will be completed early in the first quarter of 1999. Approximately $2.6 million of capital expenditures will be required in the remainder of 1998 related to the integration of the Product Line into the Company's Mentor, Ohio facility.

     Interest payments on the Notes represent significant obligations of the Company. The Notes require semiannual interest payments on February 1, and August 1. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates capital expenditures totaling $5.3 million in 1998, including $2.6 million due to acquisitions and approximately $600 of which relates to environmental expenditures for which the Company has been indemnified pursuant to acquisition agreements. Of this amount, $2.1 million had been spent through September 30, 1998. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At September 30, 1998, the Company would have been able to borrow $24.8 million under the Revolving Credit Facility with $1 million of letters of credit outstanding. The repayment of the $30 million Term Loan in April 1998, triggered an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

     The Company's future operating performance and ability to repay or refinance the Notes will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

YEAR 2000 COMPLIANCE BY THE COMPANY AND OTHERS

     The Company has conducted a review of systems serving its financial and operational activities and is in various stages of developing and implementing plans to resolve all year 2000 issues. The potential effect of year 2000 issues as it pertains to primary third-party vendors is also being considered. The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions are not expected to be material. The Company estimates that this effort will be materially complete by September 30, 1999. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of November 16, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 16, 1998 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibit

     27 Financial Data Schedule

(b) Reports on Form 8-K

     None

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

                                          --------------------------------------
                                          Robert B. Covalt, Chairman, Chief
                                          Executive Officer
                                          and President

                                          s/b Patrick W. Stanton

                                          --------------------------------------
Date: November 16, 1998                   Patrick W. Stanton
                                          Principal Accounting Officer