Form 10-K
period 1998-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1999-03-30
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1998
                                  OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                            ------------------------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                             36-4176637
              (State or other jurisdiction of                              (I.R.S. Employer
              incorporation or organization)                            Identification Number)
          225 WEST WASHINGTON STREET, CHICAGO, IL                                60606
         (Address of principal executive offices)                             (Zip Code)

      (Registrant's telephone number, including area code): (312) 419-7100

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     All of the voting stock of the registrant is held by an affiliate of the registrant.

     On March 30, 1999, the registrant had 1,000 shares of common stock outstanding.

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

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The Company is a leading developer, producer and distributor of a wide variety of adhesives, sealants and coatings utilized in numerous industrial and commercial applications. The Company's line of over 5,400 products is sold to more than 6,300 customers. The Company's products are frequently designed in cooperation with its customers to meet unique specifications, resulting in a significant number of primary supplier relationships. Many of the Company's products provide critical performance attributes to its customers' products but represent only a small portion of total costs. The Company focuses on select value-added niche markets in which it has strong market positions and advantages in product development, manufacturing and distribution. The Company markets the following applications: Housing Repair, Remodeling and Construction; Industrial; Overprint Coatings; and Flexible Packaging.

     The Company was formed by Robert B. Covalt, First Chicago Equity Corporation ("FCEC"), Waud Capital Partners and other investors to acquire and consolidate specialty chemicals businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. The Company has successfully grown its business through its strategic acquisitions. In March 1996, the Company acquired SIA Adhesives, Inc. ("SIA"), a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets, for $15.6 million. In August 1996, the Company acquired Pierce & Stevens Corp. ("P&S"), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications, for $44.8 million. In August 1997, the Company acquired (the "Acquisition") the U.S. adhesives, sealants and coatings division (the "Acquired Companies") of Laporte PLC ("Laporte") for a cash purchase price of $133.3 million. The companies acquired from Laporte comprise OSI Sealants, Inc. ("OSI"), Mercer Products Company, Inc. ("Mercer") and Tanner Chemicals, Inc. ("Tanner"). OSI, Mercer and Tanner manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. The Acquisition has added significant depth to the Company's product offerings, including the well-known OSI, Pro-Series, and Polyseamseal brands. The Acquisition has also significantly enhanced the company's distribution network, particularly in the professional builder and retail home center channels, and has provided access to new customers and markets for its existing product line. Unless the context otherwise requires, all references herein to the "Company" refer, to Sovereign Specialty Chemicals, Inc., and its consolidated subsidiaries, and all references to the "Parent Partnership" refer to Sovereign Specialty Chemicals, L.P., the sole stockholder of the Sovereign Specialty Chemicals, Inc.

     The Company's principal executive offices are located at 225 West Washington Street, Suite 2200, Chicago, IL 60606 and its telephone number is
(312) 419-7100.

DEVELOPMENTS

     On April 21, 1998, the Company sold Mercer to Burke Industries, Inc. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. On August 3, 1998, the Company acquired the PL Adhesives and Sealants Brand product line (PL) from ChemRex Inc. in Shakopee, Minnesota. The Product Line consists of solvent-based and polyurethane adhesives and sealants.

COMPETITIVE STRENGTHS

     The Company believes it benefits from the following competitive strengths, which have enabled it to expand its penetration of existing customers and markets, establish new customer relationships, enter new markets and develop additional products and applications.

     Leadership Positions in Selected Markets. The Company's customer-driven product development, reputation for quality and high levels of customer service have allowed it to achieve strong market positions and brand name recognition in its markets. Management believes that over 50% of the Company's pro forma net sales in 1998 and 1997 were in niche markets in which the Company has either the number one or two position. The Company's brand and trade names are particularly well recognized in its target markets, and include Pierce & Stevens, OSI, Pro-Series, PL, Polyseamseal, Miracure, Plastilock, Latiseal, Hybond, Proxseal, Magic Seal and Glaze'N Seal.

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

     Technological Expertise. The Company is a technological leader in the manufacture and development of specialty adhesives, sealants and coatings within the markets it serves. The Company's technological expertise has allowed it to introduce a broad variety of new products over the past three years. The Company possesses numerous customized and proprietary formulations with unique performance characteristics designed to address specific customer needs. Examples of the Company's proprietary formulations include ultraviolet cured coatings for graphic arts and adhesives used in aerospace, construction and medical packaging. The Company continually leverages its technological expertise to develop new products and additional applications for existing product formulations. In addition, the Company has enhanced its technological expertise both through cooperative research and development efforts and joint technological alliances with suppliers and customers such as E. I. Du Pont and Company, The Boeing Company, The Dow Chemical Company, Hoechst AG, General Motors Corporation, Baxter International, Inc., Phillip Morris Corporation and BASF Corporation.

     Broad Product Offerings and Diverse Customer Base. The Company manufactures over 5,400 products sold through multiple distribution channels to over 6,300 customers for a wide variety of applications. This diversity of customers, products and distribution channels provides the Company with a broad base from which to grow sales and expand customer relationships, and minimizes exposure to any particular customer, economic cycle or geographic region.

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

     Increase International Presence. The Company believes it has significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. The Company's Vice President -- International has over 30 years of international sales and marketing experience in the adhesives, sealants and coatings segment. The Company intends to expand its global sales, particularly in Southeast Asia and Latin America, by: (i) increasing sales and marketing activities in targeted regions; (ii) entering into strategic alliances; and
(iii) pursuing targeted acquisitions. The Company has a sales office in Singapore and has recently established a sales office in the United Kingdom. The Company has increased its sales and marketing activities in Latin America through its existing operations in Mexico.

     Achieve Significant Operating Efficiencies. The Company believes that it can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through: (i) cross-selling its applications across the broader distribution and customer network which it has developed through its acquisitions; (ii) consolidating raw material purchases to increase purchasing economies of scale; (iii) reducing duplicative selling, general and administrative expenses; (iv) consolidating various compensation, benefit and insurance programs; (v) consolidating certain manufacturing and distribution operations; and (vi) lowering working capital levels by optimizing SKU counts and consolidating inventory management.

INDUSTRY

     The Company operates in one segment and produces, manufactures and distributes adhesives, sealants and coatings. Total sales for the the adhesives, sealants and coatings segment of the specialty chemicals industry in the United States were approximately $27.0 billion in 1998. Adhesives, sealants and coatings are used in a wide range of products with applications in numerous market categories, including: industrial, consumer, construction, automotive, aerospace and packaging. Typical industrial applications include corrosion resistant industrial coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components and numerous other diverse applications. Consumer applications include various consumer-applied adhesives such as white glues, caulks and sealants, architectural coatings and miscellaneous do-it-yourself sealing applications for bathtub and kitchen fixtures. Automotive applications include the use of primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives. Packaging applications include carton, corrugated box and flexible consumer packaging adhesives, seam sealers and container coatings. Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

     The U.S. adhesives, sealants and coatings segment is highly fragmented with over 500 competitors, the significant majority of which the Company believes are small, regional competitors. While smaller companies have successfully competed in niche markets, the industry is expected to consolidate as competitors seek to enhance operating efficiencies in new product development, sales and marketing, distribution, production and administrative overhead. Larger specialty competitors also benefit through a greater diversification of end-use markets, customers, technologies and geography, reducing the impact of industry or regional cyclicality.

     The U.S. adhesives, sealants and coatings segment grew from approximately $13.8 billion in 1986 to approximately $27.0 billion in 1998, representing a compound annual growth rate of 5.8%. Continued future growth is expected to result from the following factors:

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

     Additional segment growth is expected to occur as a result of the increased use of adhesives, sealants and coatings in international markets. Total worldwide sales for adhesives, sealants and coatings were approximately $69.6 billion in 1998. In 1996, the United States accounted for approximately 39% of worldwide sales, while Europe accounted for approximately 28.5% of worldwide sales and Japan accounted for approximately 8% of worldwide sales. Sales to the remainder of the world accounted for approximately 24.5% of total segment sales. Developing markets are currently under-penetrated with respect to the use of adhesives, sealants and coatings. Strong growth is expected in these markets, particularly in the Far East, Eastern Europe and Latin America.

APPLICATIONS

     The table below sets forth the Company's selected applications to customers in the following market categories:

             MARKET CATEGORY                                   SELECTED APPLICATIONS
             ---------------                                   ---------------------
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

     Housing Repair, Remodeling and Construction. These applications are primarily sealants and adhesives used in exterior and interior applications. These products are marketed to defined niches in the do-it-yourself retail and professional markets. The Company's customers for these applications include Home Depot, Inc. and Lowe's Corp. The Company is a leader in aluminum and vinyl siding sealants as well as kitchen and bath sealants, offering ease of use, durability and color match capabilities. The Company offers a broad range of well-established branded products including OSI PL and Polyseamseal for retail do-it-yourself markets and Pro-Series for professional markets.

     Industrial. These applications consist primarily of high-performance, specialty adhesives and coatings for the automotive, aerospace, manufactured housing and textile markets. Such products include: adhesives for power staple and nail gun cartridges, adhesives for carpet backing manufacturers, panel lamenation adhesives for recreational vehicles, automotive trim adhesives, commercial structural adhesives and insulation adhesives. The Company's structural adhesives are often developed in conjunction with the technical staff of its customers and are used in many demanding automotive applications including brake bonding and body panel assembly. The Company's aerospace bonding films are used to bond the composite tail structures in commercial aircraft and meet rigid performance requirements. In addition, the Company manufactures and markets Dualite, a lightweight inert filler that can both reduce the weight and enhance the strength of products to which it is added. The Company's Industrial customers include The Boeing Company, Airbus Industrie, General Motors Corporation, Chrysler Corporation, Senco Corporation, Stanley Works and Johns Manville.

     Overprint Coatings. The Company produces a variety of high quality, high gloss scratch and abrasion resistant coatings used on paperback book and magazine covers, decorative packaging, annual reports, catalog covers, playing and trading cards and other decorative packaging. The Company is the leading manufacturer of coatings for paperback book covers. Overprint Coatings customers include printers, custom coaters and magazine manufacturers.

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

SALES AND MARKETING

     The Company operates an extensive sales and marketing network for its customers. This network consists of a direct sales force of over 100 professionals, as well as independent agents and distributors. This network works closely with customers to satisfy existing product needs and to identify new applications and product improvement opportunities. The Company's sales efforts are complemented by its product development and technical support staff, who work together with the sales force to develop new products based on customer needs. The Company augments its direct sales and marketing coverage through a network of distributors and independent agents who specialize in particular markets. This market specialization allows the Company's applications to gain access to a broader range of distribution channels and end users and further strengthens the Company's brand names.

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

RAW MATERIALS

     The Company uses a variety of specialty and commodity chemicals in its manufacturing processes. These raw materials are generally available from numerous independent suppliers. The Company typically purchases strategic raw materials on a contract basis. Certain of the Company's raw materials are derived from ethylene, propylene, and crude oil derivatives. There have been historical periods of rapid and significant movements in the price of feedstocks both upward and downward. The Company has historically been successful in passing on price increases to its customers within 90 to 120 days, but there can be no assurance that it will continue to be able to do so in the future.

TECHNOLOGY

     The Company maintains a strong commitment to technology, with over 100 chemists and chemical engineers focused on the development of new products and processes. The Company's R&D staff works hand in hand with its business teams and customers to develop innovative, high performance solutions to satisfy current and future needs. This methodology of involving the customer throughout the product development process, ensures the creation of products that will add value to their business.

     Over recent years the Company has focused its R&D efforts on the development of high performance, environmentally safe products. This effort has lead to a broad range of unique technologies and applications, including, (i) pre-formulated dispersions that function as medical packaging adhesives, fiber setting binders, and food packaging coatings, (ii) advanced toughened epoxy systems used to bond metal to composite in aircraft construction, (iii) synthesized polyurethanes used to produce abrasion and scratch resistant coatings for metal, glass and wood, (iv) fire resistant adhesives and coatings for textile, automotive, and manufactured housing markets.

     The Company's technical activities are further enhanced through strong alliances with key industry suppliers and large multi-national customers. These include E.I. DuPont and Company, The Boeing Company, The Dow Chemical Company, Hoechst, A.G., Phillip Morris Corporation, Baxter International, and BASF Corporation, among others.

     The Company's patents and qualified formulations, in combination with its customer integrated approach to product and application design, will continue to create a sustainable, competitive advantage for many years to come.

COMPETITION

     The adhesives, sealants and coatings segment of the specialty chemicals industry is highly competitive. This segment is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. No one company holds a dominant position on a national basis and very few compete across all levels of the Company's product line. The Company's competitors include CIBA-GEIGY Corporation, National Starch and Chemical Company, Cytec Industries Inc., Morton International, Inc. and DAP, Inc. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price.

EMPLOYEES

     As of December 31, 1998, the Company had 637 employees, of whom 79 were members of unions under contracts which expire between 2001 and 2002. The Company believes that its relations with its employees are good.

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

     In connection with its acquisitions, the Company has performed substantial due diligence to assess the environmental liabilities associated with acquired businesses and has negotiated contractual indemnifications, which, supplemented by commercial "pollution cleanup cap and pollution legal liability" insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. The Company does not currently believe that environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company. No assurance can be given, however, that indemnitors or insurers will in all cases meet their obligations or that the discovery of presently unidentified environmental conditions, or other unanticipated events, will not give rise to expenditures or liabilities that may have such an effect.

     As a result of the Acquisition, the Company is responsible to the State of South Carolina for completing the investigation and remediation of certain subsurface contamination resulting from historic operations under prior ownership at the Greenville, South Carolina facility, which activities are currently projected to cost approximately $3.0 to $6.0 million. The Company is indemnified by Laporte with respect to this matter (as well as certain other known and unknown pre-closing environmental liabilities), subject to an overall cap well in excess of the currently estimated cost of cleanup. Laporte has agreed to conduct and finance the investigation and remediation of this matter. Further, as part of the Acquisition purchase price, the Company has issued a $3.0 million junior subordinated note payable in five years to Laporte, and such note may be reduced as a result of payments by the Company to cover certain environmental liabilities associated with the Acquired Companies. In addition, the Company is currently receiving the benefit of rent reductions negotiated by Laporte with the owner and lessor of the facility worth approximately $1.5 million during the period 1997 through 1999.

     In connection with the 1996 acquisition of P&S, the Company's environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at certain other areas of the P&S facilities. The Company began addressing the areas of contamination in 1998. This process will continue through 2000. The Company currently estimates the total cost of remediation to be $1.3 million, but this amount could be higher, depending upon the extent of contamination. In connection with the acquisition, Sherwin-Williams Company agreed to indemnify the Company with respect to this and other pre-closing liabilities, subject to a $7.0 million overall cap. In June 1998, Sherwin-Williams Company paid the Company $2.7 million as indemnification relative to the tank farm replacement as well as a number of other environmental issues. Upon receipt of the funds, the Company recorded an environmental reserve in other long term liabilities and other current liabilities.

     As is the case with manufacturers in general, if a release of hazardous materials occurs at real property owned or operated by the Company or its predecessors or at any off-site disposal location utilized by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for cleanup costs and natural resource damages under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("Superfund") and similar Environmental Laws. P&S and the Acquired Companies have been named potentially responsible parties under Superfund and/or similar Environmental Laws for cleanup of approximately fifteen multi-party waste disposal sites, the liability for several of which have been resolved, subject to standard reopeners found in Superfund settlements. Due to what the Company currently believes is the relatively minor contribution of P&S' and the Acquired Companies waste to such sites, the Company does not currently believe that its liability with respect to such sites will have a material adverse effect on the financial condition or results of operations of the Company. In addition, the agreements with Sherwin Williams and LaPorte includes indemnification for these issues.

     The Company expects to incur capital expenditures for environmental controls in the years ahead and currently estimates that such expenditures will amount to $3.3 million in 1999. Most of these expenditures will be recovered through indemnifications provided by previous owners and pertain to removing and replacing aboveground and underground storage tank systems at several facilities.

BACKLOG

     Most orders for the Company's products are received and shipped in the same month. Total backlog orders at December 31, 1998 were approximately $2.2 million. All 1998 backlog orders were expected to be filled within the current year. Backlog orders at December 31, 1997 were $4.6 millions and at December 31, 1996 were not significant.

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

     Listed below are the principal manufacturing facilities operated by the
Company:

                                        OWNED/        SQUARE
             LOCATION                  LEASED(1)      FOOTAGE                  APPLICATION SERVED
             --------                  ---------      -------                  ------------------
Akron, Ohio........................      Owned        214,300      Industrial
Buffalo, New York..................      Owned        165,000      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
Mentor, Ohio.......................      Owned        160,000      Home Repair, Remodeling and Construction
Greenville, South Carolina.........     Leased(2)     104,500      Industrial
Carol Stream, Illinois.............      Owned         81,800      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
LaGrange, Georgia..................      Owned         64,000      Home Repair, Remodeling and Construction
Kimberton, Pennsylvania............      Owned         55,900      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
Mexico City, Mexico................     Leased(3)      24,400      Industrial, Overprint Coatings, Flexible
                                                                   Packaging
Seabrook, New Hampshire............      Owned         21,800      Industrial, Flexible Packaging

-------------------------
(1) All of the Company's owned facilities are subject to mortgages pursuant to the Credit Facility.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 1999.

     The Company's executive offices are located in Chicago, Illinois. The Company also has sales offices in Fremont, California, Singapore and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

THE COMPANY

     The selected information below presents the financial information of the Company and its predecessor for the periods indicated. The data for the years ended December 31, 1994 and 1995 and the three months ended March 31, 1996 are derived from the audited financial statements of Sovereign Engineered Adhesives L.L.C. (SEA) (subsequently, SIA) (the "Predecessor"). The data for the period ended December 31, 1996 are derived from the audited financial statements of the Parent Partnership. The data for the years ended December 31, 1997 and 1998 are derived from the audited financial statements of the Parent Partnership and the Company. The following information should only be read in conjunction with the audited consolidated financial statements of the Company, and the notes thereto, and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                         PREDECESSOR                            THE COMPANY
                                                -----------------------------   -------------------------------------------
                                                                     PERIOD        PERIOD          YEAR            YEAR
                                                   YEAR ENDED         ENDED        ENDED           ENDED          ENDED
                                                  DECEMBER 31,      MARCH 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                -----------------   ---------   ------------   -------------   ------------
                                                 1994      1995       1996          1996           1997            1998
                                                -------   -------   ---------   ------------   -------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.....................................  $20,100   $21,129    $ 5,410      $37,792        $134,771        $211,335
Cost of goods sold............................   13,498    13,734      3,580       26,637          92,889         144,039
                                                -------   -------    -------      -------        --------        --------
Gross profit..................................    6,602     7,395      1,830       11,155          41,882          67,296
Selling, general and administrative expense...    6,362     5,633      1,603        9,613          30,131          46,418
                                                -------   -------    -------      -------        --------        --------
Operating income..............................      240     1,762        227        1,542          11,751          20,878
Interest expense..............................       --        --         --        1,666           9,080          14,979
Loss on sale of business......................       --        --         --           --              --           1,025
Other.........................................       --        --         --           --             163            (267)
                                                -------   -------    -------      -------        --------        --------
Income (loss) before income taxes and
  extraordinary item..........................      240     1,762        227         (124)          2,508           5,141
Income taxes(1)...............................       96       705         91          (99)          1,315           3,494
                                                -------   -------    -------      -------        --------        --------
Income (loss) before extraordinary item.......      144     1,057        136          (25)          1,193           1,647
Extraordinary losses, net(2)..................       --        --         --         (281)         (1,409)           (176)
                                                -------   -------    -------      -------        --------        --------
Net income (loss).............................  $   144   $ 1,057    $   136      $  (306)       $   (216)       $  1,471
                                                =======   =======    =======      =======        ========        ========
BALANCE SHEET DATA
  (END OF PERIOD):
Working capital (deficit).....................  $(5,988)  $ 1,786    $(5,019)     $11,936        $ 29,618        $ 29,739
Total assets..................................   10,281     9,394      9,612       69,960         242,759         225,804
Total indebtedness............................       --        --         --       41,652         159,277         132,264
Stockholder's equity..........................      144     7,013        136       17,444          52,053          54,194
OTHER FINANCIAL DATA:
Capital expenditures..........................  $   655   $   106    $   131      $   688        $  1,834        $  4,472

                See Notes to Selected Historical Financial Data

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(1) Income of SEA Adhesives, a limited liability company, and the Parent Partnership is taxed at the member or partner, as the case may be, level and, as such, no income taxes are reflected prior to the Company's reorganization on July 31, 1997. After the reorganization, the Company and SIA are subchapter C corporations and, as such, are subject to income taxes. As such, income taxes have been reflected for the year ended December 31, 1997 for taxable earnings subsequent to the reorganization.

(2) Extraordinary loss relates to the write-off of deferred financing costs associated with the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company exists to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings industry operating segment of the specialty chemical industry. The Company began operations in March 1996 with the acquisition of SIA Adhesives (SIA), a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets categories. In August 1996, the Company acquired Pierce & Stevens (P&S), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc.(OSI), Evode-Tanner Industries, Inc. (Tanner), and Mercer Products Company, Inc. (Mercer)(collectively, "the Acquired Companies"). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets categories. On April 21, 1998, the Company sold Mercer to Burke Industries, Inc. On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. Effective August 3, 1998 the Company acquired the PL Adhesives & Sealants brand and product line (PL). The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods after their respective dates of acquisition.

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

RESULTS OF OPERATIONS

1998 COMPARED TO HISTORICAL 1997

     Net Sales. Net sales in 1998 were $211.3 million, an increase of $76.5 million, or 56.8%, over the comparable period in 1997, primarily due the acquisition of the Acquired Companies in August, 1997, the C&A Division in June, 1998 and the PL brand in August, 1998, offset somewhat by the sale of Mercer in April, 1998. Excluding acquisitions, net sales increased $5.6 million or 6.4%. The sales increase was the result of increased sales for industrial and flexible packaging applications partially offset by declines in overprint coatings sales. Industrial sales increases were driven by increased share in recreation vehicle adhesives applications and continued strong levels of commercial aircraft production, offset by lower sales to automotive OEM's due to design-outs. Sales for flexible packaging applications increased due to the combined effects of market share gains in the United States and increased international sales.

     Cost of Goods Sold. Cost of goods sold was $144.0 million for 1998, an increase of $51.1 million, or 55.0%, over 1997. Gross margin improved to 31.8% from 31.1% in 1997. Net of acquisitions, gross margin improved to 29.3% from 28.7% in 1997. The improved margin in 1998 was primarily the result of an improvement in the product mix due to increased sales of construction adhesives and raw material savings from consolidation of purchasing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 were $46.4 million, representing a $16.2 million, or 53.6%, increase from 1997. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 22.0% for 1998 from 22.4% in 1997. This decrease is due primarily to lower corporate overhead charges as a percentage of rapidly expanding net sales and other efficiencies offset partially by the full year impact of increased goodwill amortization associated with the purchase of the Acquired Companies, non recurring management severance expenses recorded in 1998 and the non cash compensation expense on management incentive plans.

     Interest Expense. Interest expense was $15.0 million in 1998 representing a $5.9 million, or 64.8% increase over the comparable period in 1997. This increase was the full year impact of increased debt incurred as a result of the purchase of the Acquired Companies in August 1997 partially offset by impact of repayment of $30.0 million Term Loan in April 1998.

     Loss on Sale of Business. On April 21, 1998, the Company consummated the sale of its Mercer Products Company, Inc. subsidiary to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million. The Company recognized a book loss on the sale of approximately $1.0 million.

     Income Taxes. Income tax expense increased by $2.2 million to $3.5 million in 1998 over 1997 primarily due to the growth in pretax earnings resulting from acquisitions and the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. After the restructuring, the Company and its subsidiaries file a consolidated federal tax return. See Footnote 3 in the Notes to the Consolidated Financial Statements for pro forma income taxes, as if the companies had been subject to income taxes for the period presented.

     Income before extraordinary loss. Income before extraordinary loss for 1998 was $1.6 million representing a $.5 million increase from 1997. This increase was primarily the result of the factors discussed above. Excluding the loss on the sale of Mercer, net income before extraordinary loss for 1998 was approximately $2.6 million.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $176, net of the income tax benefit of $118, on the extinguishment of the $30.0 million Senior Term Loan on April 21, 1998 relates to the write-off of deferred financing costs related to the Term Loan.

     Net Income. Net income was $1.5 million, representing a $1.7 million increase over 1997. This increase was primarily the result of the factors discussed above.

HISTORICAL 1997 COMPARED TO HISTORICAL 1996

     Net Sales. Net sales for 1997 were $134.8 million, an increase of $91.6 million, or 212.0% over 1996. The increase is attributable primarily to the full year impact of the acquisitions of SIA and P&S in 1996 and the purchase of the Acquired Companies in 1997. Excluding the acquisitions, net sales increased as a result of increased sales of aerospace adhesives resulting from strong levels of commercial aircraft production. The increase in net sales was partially offset by reduced sales of automotive pressure sensitive adhesives.

     Cost of Goods Sold. Cost of goods sold for 1997 was $92.9 million, an increase of $62.7 million, or 207.4% over 1996. As a percentage of net sales, cost of goods sold decreased from 69.9% in 1996 to 68.9% in 1997, thus resulting in an improvement in gross profit margin from 30.1% in 1996 to 31.1% in 1997. The improved margin in 1997 was a result of an improvement in product mix with increased sales of construction adhesives (as a result of the purchase of the Acquired Companies) and aerospace adhesives.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.1 million in 1997, an increase of $19.0 million, or 172.0% over 1996. Selling, general and administrative expenses decreased to 22.3% of net sales for 1997 as compared to 25.6% for 1996. This was a result of several factors, including (i) the purchase of the Acquired Companies in August, 1997 which have generally lower selling expenses than SIA and P&S due to increased average customer size, and the use of large distributors rather than a direct sales force in the construction adhesives and sealants markets, (ii) lower corporate overhead charges as a percentage of rapidly expanding net sales, (iii) elimination of certain non-recurring expenses in connection with the formation of the Company and the development of compensation and benefit programs and policies, and (iv) reduced insurance premiums related to combining policies of the acquired businesses.

     Interest Expense. Interest expense was $9.1 million in 1997, an increase of $7.4 million, or 445.0% over 1996. This related directly to the increased debt incurred as a result of the acquisition of the P&S in August, 1996 and the purchase of the Acquired Companies in August, 1997.

     Minority Interest Expense. Minority interest expense was $.1 million in 1997, a decrease of $.1 million, or 50.0% from 1996. This was due to the purchase in July 1997 of the outstanding minority interests in SIA and P&S through the issuance of additional equity in the Company.

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

YEAR 2000 READINESS DISCLOSURE

     Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

     The Company is actively addressing the Year 2000 issue. The compliance program is led by information technology staff at each operating company, with assistance from the finance and manufacturing staffs and outside technology consultants where necessary. Progress is being monitored by each operating company president and reported to Company management.

     The Company's Year 2000 efforts focus on three areas: information technology ("IT") related systems and processes, such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes, such as manufacturing machinery, telecommunications equipment and security devices; and compliance efforts of third parties (such as customers, suppliers and service providers). Within each of the IT and non-IT areas, the project spans four phases; assessment of programs and devices to identify those that are affected by the Year 2000 issue; development of remediation strategies; testing such strategies; and implementing the solutions. The third party aspect of the project includes, among other things, obtaining Year 2000 readiness certifications, obtaining Year 2000 disclosures contained in SEC filings, and where applicable, testing interfaced systems as well as having discussions with critical vendors in order to determine and mitigate the risk to the Company from third parties' failures to satisfactorily address their Year 2000 issues.

     The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed by the third quarter 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed by the third quarter of calendar year 1999. The Company is currently confirming the state of readiness of its primary vendors. Upon completion of this process, management will develop and implement any necessary contingency plans.

     The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions have not been and are not expected to be material. Many of the required tasks to determine compliance of its systems have been completed at March 30, 1999 and the Company estimates that its effort will be complete by the third quarter of 1999 for both its financial and operational systems. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $13.6 million, which represents a $7.2 million increase over 1997. Net income, depreciation, amortization, deferred income taxes and the loss on the sale of Mercer resulted in approximately $15.2 million of cash flow from operations. Net of 1998 acquisitions and disposition, accounts payable and other liabilities increased $5.9 million in 1998. These increases to net cash were partially offset by increases in accounts receivable and inventories of $7.4 million and $1.3 million, respectively. The increase in accounts receivable was due primarily to increased sales volume primarily due to 1998 acquisitions.

     Net cash provided by investing activities in 1998 was $15.7 million. Capital additions to property, plant and equipment totaled $4.5 million in 1998. The sale of Mercer in April, 1998, provided $35.3 million and the acquisitions of the C&A Division in June, 1998 and the PL product line in August, 1998 resulted in the recognition of $15.1 million in additional net assets to the Company.

     The sale of Mercer in April 1998 demonstrates the Company's focus on adhesives, sealants and coatings, as Mercer was not a strategic fit for the Company. Mercer is a manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets. Mercer was acquired in August 1997, as part of Sovereign's purchase of the Acquired Companies.

     On June 12, 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The Company paid cash and issued $2.8 million in notes payable to the previous owners.

     On August 3, 1998, the Company acquired the PL Adhesives and Sealants product line (PL) from ChemRex Inc. in Shakopee, Minnesota. PL consists of solvent-based and polyurethane adhesives and sealants. The Company borrowed $6.2 million under its Revolving Credit Facility to finance the acquisition which was subsequently repaid in full prior to December 31, 1998. Most of the production of the PL applications is being transferred to the Company's Mentor, Ohio production facility in the first quarter of 1999.

     Net cash used in financing activities was $29.9 million in 1998. The Company used proceeds from the Mercer sale to repay its $30.0 million Term Loan on April 21, 1998.

     The Company's bank debt at June 30, 1998 consists of the $125.0 million Notes and has $.9 million drawn under its Singapore-based sales office facility. The Company has a $29.1 million available under its Revolving Credit Facility and an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility available for acquisition financing.

     Interest payments on the Notes and under the Revolving Credit Facility represent significant obligations of the Company. The Notes require semiannual interest payments on February 1, and August 1. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates capital expenditures totaling $7.7 million in 1999, including approximately $3.3 million of which relates to environmental expenditures for which the Company has been or will be indemnified pursuant to acquisition agreements. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At December 31, 1998, the Company would have been able to borrow $29.1 million under the Revolving Credit Facility. The repayment of the $30 million Term Loan in April 1998, triggered an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Revolving Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

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

        Uncertainties relating to the Company's ability to consummate its business strategy, including realizing synergies and cost savings from the integration of its acquired businesses.

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 30, 1999. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 30, 1999 or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in hedging or other market structure derivative trading activities. Additionally, the Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. The Company does not believe that its market risk financial instruments on December 31, 1998 would have a material effect on future operations or cash flow.

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

             NAME                AGE                               POSITION
             ----                ---                               --------
Robert B. Covalt...............  67       Chairman, President, Chief Executive Officer and Director
John R. Mellett................  49       Vice President, Chief Financial Officer, Treasurer,
                                          Secretary and Director
Martyn Howell-Jones............  61       Vice President -- International
Richard W. Johnston............  51       Vice President -- Technology
Stephen Zavodny................  41       Director of Engineering
Paul Gavlinski.................  51       Vice President, Manufacturing
Karen K. Seeberg...............  46       Vice President, Human Resources
Frederick Quinn................  53       Vice President -- Business Development, President and
                                          Chief Executive Officer of Pierce & Stevens
Louis M. Pace..................  27       Vice President -- Mergers & Acquisitions
Gary Cassata...................  49       Director of Materials Management
Patrick W. Stanton.............  31       Principal Accounting Officer
Charles A. Aldag, Jr. .........  66       Director
Carol E. Bramson...............  35       Director
Lawrence E. Fox................  56       Director
Karl D. Loos...................  48       Director
Neal G. Reddeman...............  76       Director
Reeve B. Waud..................  35       Director

     The following table sets forth certain information concerning the Guarantors' directors and officers. Officers of the Guarantors serve at the discretion of the respective board of directors:

             NAME                  AGE                               POSITION
             ----                  ---                               --------
Robert B. Covalt...............    67       Chairman and Director of Pierce & Stevens, SIA Adhesives,
                                            OSI Sealants, Mercer and Tanner
John R. Mellett................    49       Vice President, Finance, Chief Financial Officer,
                                            Treasurer and Secretary of Pierce & Stevens, OSI Sealants,
                                            Tanner, Mercer and SIA Adhesives
Frederick Quinn................    53       President and Chief Executive Officer of Pierce & Stevens
Richard W. Johnston............    51       Executive Vice President of Pierce & Stevens
Paul Gavlinski.................    51       Vice President -- Operations of Pierce & Stevens
Gerard A. Loftus...............    44       President and Chief Executive Officer of SIA Adhesives and
                                            Tanner
Peter Longo....................    39       President and Chief Executive Officer of OSI Sealants
Carol E. Bramson...............    35       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
                                            and Tanner
Lawrence E. Fox................    56       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
                                            and Tanner
Reeve B. Waud..................    35       Director of Pierce & Stevens, SIA Adhesives, OSI Sealants
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

     John R. Mellett has served as Vice President since March 1, 1999. Prior to joining the Company, Mr. Mellett was Senior Vice President & Chief Financial Officer of USI Bath and Plumbing Products and its Zurn Industries, Inc. operations, a diversified supplier of bath, plumbing and HVAC products and services from 1995 to 1999. From 1992 to 1995 Mr. Mellett served as Senior Vice President & Chief Financial Officer of LeFebure Corporation, a supplier of equipment and services to financial institutions. Mr. Mellett is a Certified Public Accountant and holds a B.S. in Accounting from Miami University.

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

     Frederick A. Quinn has been President and Chief Executive Officer of Pierce & Stevens since March, 1999 and has served as Vice-President Business Development of the company since June 1998. Mr. Quinn is responsible for the identification and development of new strategic business opportunities within the company's business units. From September 1992 until June 1999, Mr. Quinn served first as Executive Vice President and from 1993 as President, Chief Operating Officer of K.J. Quinn & Co., Inc. From July 1988 until September 1992, Mr. Quinn was the North American Business Manager for the Thermoplastic Polyurethane Division of Morton International. From 1973 to July 1988, Mr. Quinn held various sales and marketing positions within K.J. Quinn & Co., Inc. Mr. Quinn holds a B.S. degree in International Relations and an MBA from the University of Southern California.

     Louis M. Pace has been Vice President -- Mergers & Acquisitions since March, 1999 and has served as the Company's Director of Mergers & Acquisitions since January, 1998. From August 1996 to December 1997, he served as the Company's Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with FCEC. Prior to that time, Mr. Pace was a member of First Chicago Corporation's First Scholar management training program where he was engaged in various financial capacities including emerging markets, interest rate derivatives and analysis of equity capital investments. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

     Gary L. Cassata has served as Director, Materials Management of the Company since June 1998. Mr. Cassata is responsible for all purchasing, transportation, and distribution activities. From January 1995 to May 1998 Mr. Cassata served as Manager, Purchasing and Supply Chain, and as Business Manager at Velsicol. From 1991 to December 1994 Mr. Cassata served as Purchasing Manager, Adhesives & Specialty Polymers. From 1978 to 1990 Mr. Cassata held various purchasing and supply positions with Morton's Chemical Division. From 1974 to 1978, Mr. Cassata held various purchasing and distribution positions with Sargent Welch Scientific. Mr. Cassata, who is a Certified Purchasing Manager, holds a B.S. in Biology/ Chemistry from the University of Illinois Chicago.

     Patrick W. Stanton has served as the Company's Principal Accounting Officer since September, 1998. From April 1998 to August 1998, he served as the Company's Manager of Financial Planning and Control. From 1990 to March 1998, Mr. Stanton was with Arthur Andersen LLP. Mr. Stanton is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

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

     Reeve B. Waud has been a director of the Company since March 1996. Mr. Waud is a director of each of the Guarantors. Mr. Waud has served as the managing partner of Waud Capital Partners, L.L.C., the general partner of each of Waud Capital Partners -- I, L.P. and Waud Capital Partners -- II, L.P., a Chicago-based group of equity investment funds, since November 1993. From 1987 to 1993, Mr. Waud was an Associate with Golder, Thoma & Cressey, a middle market venture capital group. Prior to that time, Mr. Waud was an analyst with Salomon Brothers Inc in the corporate finance group. Mr. Waud serves as Chairman of the board of directors of Christiana Industries, L.L.C., Parish Publications, L.L.C., and Whitehall Products, L.L.C. and serves on the board of directors of Northwestern Memorial Management Corporation, Mr. Waud holds a B.A.

from Middlebury College and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation is determined by the compensation committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee is composed of Mr. Aldag, Ms. Bramson, Mr. Loos and Mr. Waud. Mr. Aldag, Mr. Loos and Mr. Reddeman each receive $1,000 per meeting as compensation for their services as directors. None of the other directors receive compensation for their services as directors. The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the years ended December 31, 1998 and 1997 for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 1998 and 1997.

                                                            ANNUAL COMPENSATION
                                                    ------------------------------------       ALL OTHER
                                                    FISCAL                                    COMPENSATION
                                                     YEAR        SALARY($)      BONUS($)         ($)(1)
                                                    ------       ---------      --------      ------------
Robert B. Covalt..................................   1998        $259,500       $154,470        $335,022
  Chairman, President and Chief Executive Officer    1997         250,000        140,158        $ 17,512
Gerard A. Loftus..................................   1998         139,167         41,863        $  8,549
  President of SIA Adhesives/Tanner Chemicals        1997         128,023         41,863           3,763
Peter Longo.......................................   1998         185,658         64,980        $  3,333
  President of OSI Sealants
Richard W. Johnston...............................   1998         150,000         24,161        $  8,499
  Vice President -- Technology                       1997         146,667         24,961           7,156

-------------------------
(1) Represents matching contributions under 401(k) plans. Robert B. Covalt's 1998 compensation includes the difference between the fair market value of purchased and fully vested units in the Parent Partnership and amount paid ($326,746). 1997 compensation includes $14,312 tax gross-up for shares of the General Partner purchased in 1997.

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

     Stock Incentive Pool. The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. Accelerated vesting may be granted in accordance with defined qualifying events. To date, Stock Incentive Pool units and shares representing approximately 11% of the indirect ownership of the Company's equity have been awarded by the Compensation Committee of the Board to 12 select officers, directors and employees of the Company.

     Long-Term Incentive Plan. The Parent Partnership adopted its Long-Term Incentive Plan in May 1997 in order to provide long-term incentive awards to all salaried employees (excluding executives who participate directly in the Stock Incentive Pool). Participants are granted a "participation share" in the incentive award pool which consists of a portion of equity reserved for the program. At the time of a qualified transaction, determined and defined by the Board of Directors, the value of the pool is allocated to participants based upon their "participation share". Payment may be in the form of stock options, stock, cash, or a combination of these elements, as determined by the Board of Directors. "Participation shares" are not vested until earned and paid out. If a participant leaves the Company before a qualified transaction has occurred, their "participation share" is forfeited. If an individual joins the Company during the plan cycle, they may be permitted to participate in the program, at the discretion of the Chief Executive Officer and Board of Directors. The Compensation Committee of the Board of Directors will administer the plan and have the authority and responsibility to approve award levels and make any changes in plan concept and design. As of December 31, 1998, the Long-Term Incentive Plan was funded with an allocation of units and shares representing indirect ownership of approximately 1.0% in the Company's equity.

     Management Incentive Plan. The Company adopted its 1997 Management Incentive Plan in May 1997 in order to provide incentives to eleven selected members of management and corporate staff judged to have the greatest impact on the year's results. Each participant will be eligible for cash bonus awards based on the Company's financial performance, measured in terms of 1997 revenues and EBITDA, and on individual role-specific goals. Participants in this program have been assigned a percentage of their base salary as their bonus target for the 1997 fiscal year. Awards may be higher or lower than the target bonus as the Company and/or individual performance is above or below the level expected to achieve the target bonus. Total potential bonus as a percent of salary will be in the range of 30%-120% of base salary dependent upon position. However, no bonuses will be earned by the senior executives named in the Summary Compensation Table unless a target EBITDA threshold is attained and no bonus will be awarded to any participating employee unless both the Company's revenues and EBITDA reach a 90% attainment level.

     Incentive Bonus Program. The Company adopted its Incentive Bonus Program in May 1997 in order to provide incentives to all salaried employees (excluding any participant in the Management Bonus Program, sales incentive eligible employees and union employees). Each participant will be eligible for bonus awards based on the Company's financial performance, measured in terms of revenues and EBITDA, and on individual role-specific goals. Participants in this program have been assigned a percentage of their base salary as their bonus target. Awards may be higher or lower than the target bonus as the Company and/or individual performance is above or below the level expected to achieve the target bonus. Total potential bonus will be in the range of 7.5% to 34% of base salary dependent upon position and salary band. Participants' eligibility for the financial performance aspects of target bonus is contingent upon the Company's realization of 90% of its target budget for the period. Upon achievement of 90% of both target revenue and EBITDA, participants earn 50% of the target bonus opportunity. For performance achievement between 90% and 100% of target for revenue and EBITDA, the bonus awarded will increase from 50% to 100% of the target award level. For performance achievement above 100% of target revenue and EBITDA, the bonus award will increase subject to a formula dependent upon position and salary band.

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

     The Company also has employment agreements with Mr. Covalt, Mr. Loftus and Mr. Johnston, which provide for such executives to serve in their current capacities. The agreement with Mr. Covalt currently provides for a salary of at least $262,500. The remainder of these agreements provide for salaries of at least the following amounts: Mr. Loftus, $140,000, and Mr. Johnston, $150,000. The agreements with Mr. Covalt and Mr. Loftus expire on March 31, 2000 and the agreement with Mr. Johnston expires on August 19, 2000. All of these agreements also contain noncompetition provisions which extend up to two years after the end of such executives' employment with the Company.

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

                                                                 NUMBER      PERCENTAGE
                                                                OF SHARES    OF SHARES
                                                                ---------    ----------
FIVE PERCENT SECURITY HOLDERS
First Chicago Equity Corporation(1).........................      598.6         35.5%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
Waud Capital Partners - I, L.P.(2)..........................      148.6          8.8%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60045
Waud Capital Partners - II, L.P.(2).........................      137.2          8.1%
  560 Oakwood Avenue, Suite 203, Lake Forest, Illinois 60645
Chase Venture Capital Associates, L.P. .....................      161.5          9.6%
  380 Madison Avenue, 12th Floor, New York, New York 10017
Bank America Investment Corporation.........................      121.9          7.2%
  231 South LaSalle Street, Chicago, Illinois 60697
Cross Creek Partners(3).....................................      106.4          6.4%
  Three First National Plaza, Mail Suite 1210, Chicago,
     Illinois 60670
OFFICERS AND DIRECTORS
Robert B. Covalt............................................      242.9         14.4%
Martyn Howell-Jones.........................................        8.8         *
Gerard A. Loftus............................................        7.1         *
Richard W. Johnston.........................................        5.8         *
Louis M. Pace...............................................        2.6         *
Paul Gavlinski..............................................        5.2         *
Stephen Zavodry.............................................        2.7         *
Peter Longo.................................................        4.9         *
Karen Seeberg...............................................        1.9         *
Frederick Quinn.............................................        2.8         *
Charles A. Aldag............................................        3.4         *
Carol E. Bramson(1)(3)......................................      705.0         41.9%
Lawrence F. Fox(1)(3).......................................      705.0         41.9%
Karl D. Loos................................................        3.4         *
Neal G. Reddeman............................................        3.4         *
Reeve B. Waud(2)............................................      312.0         18.4%
*All executive officers and directors as a group............    1,320.4         81.8%

-------------------------
 * Represents less than 1%.

(1) Carol E. Bramson and Lawrence E. Fox are officers of First Chicago Equity Corporation. Accordingly, Ms. Bramson and Mr. Fox may be deemed to be the beneficial owner of these securities. Ms. Bramson and Mr. Fox disclaim beneficial ownership of these securities.

(2) Reeve B. Waud is affiliated with Waud Capital Partners -- I, L.P. and Waud Capital Partners -- II, L.P. Accordingly, Mr. Waud may be deemed to be the beneficial owner of these securities. Mr. Waud disclaims beneficial ownership of these securities.

(3) Carol E. Bramson and Lawrence E. Fox are partners of Cross Creek Partners. Accordingly, Ms. Bramson, and Mr. Fox may be deemed to be the beneficial owner of these securities. Ms. Bramson, and Mr. Fox disclaim beneficial ownership of these securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of SIA Adhesives in March 1996, Mr. Loftus invested $110,000 to purchase membership interests of SIA Adhesives, and in connection with the acquisition of Pierce & Stevens in August 1996, Mr. Johnston invested $125,000, to purchase common stock of Pierce & Stevens.

     In connection with the formation of Sovereign Specialty Chemicals, Inc. on July 31, 1997 and the reorganization of the Company, the Parent Partnership exchanged partnership units, with a fair value of approximately $1.5 million, for ownership interests in SIA and P&S held by management.

     The Chase Manhattan Bank is the administrative agent under the Senior Credit Facility. Chase Securities Inc. acted as arranger for the Senior Credit Facility. The Chase Manhattan Bank and Chase Securities Inc. are affiliates of Chase Venture Capital Associates, L.P.

     In 1998, the Parent Partnership contributed approximately $2.8 notes receivable from management. The notes receivable represent a portion of management's purchase price of its equity in the Parent Partnership. These contributed loans accrue interest at principally the prime rate.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. The financial statements listed in the "Index to Financial Statements."

          2. None.

          3. The exhibits listed in the "Index to Exhibits."

     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, as amended, dated May 5, 1998 under Item 2, Acquisition or Disposition of Assets, to report our sale of Mercer Products Co., Inc.

     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT

                                            ------------------------------------
                                                      Robert B. Covalt
                                             Chairman, Chief Executive Officer
                                                       and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

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

                          *                                Vice President, Chief Financial Officer,
-----------------------------------------------------      Treasurer, Secretary and Director (Principal
                   John R. Mellett                         Financial Officer)

                          *                                Principal Accounting Officer
-----------------------------------------------------
                 Patrick W. Stanton

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

                /s/ ROBERT B. COVALT
-----------------------------------------------------
                  Robert B. Covalt
                  Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                               ITEMS 8 AND 14(A)

                         INDEX TO FINANCIAL STATEMENTS

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


Report of Independent Auditors..............................  F-3
Consolidated Financial Statements
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Stockholder's Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from March 31, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997 and 1998. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for the period from March 31, 1996 (date of inception) to December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Chicago, Illinois
March 15, 1999

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                  ----        ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,863    $  6,413
  Accounts receivable, less allowance of $528 and $655......      32,710      26,824
  Inventories, net..........................................      19,822      21,042
  Deferred income taxes.....................................       1,560         944
  Other current assets......................................       3,799       4,539
                                                                --------    --------
Total current assets........................................      63,754      59,762
Property, plant, and equipment, net.........................      49,497      48,308
Goodwill, net...............................................     101,205     123,177
Deferred financing costs, net...............................       9,913      11,137
Other assets................................................       1,435         375
                                                                --------    --------
Total assets................................................    $225,804    $242,759
                                                                ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................    $ 16,400    $ 13,008
  Accrued expenses..........................................      13,452      14,023
  Other current liabilities.................................       2,200          --
  Current portion of long-term debt.........................       1,802       2,993
  Current portion of capital lease obligations..............         161         120
                                                                --------    --------
Total current liabilities...................................      34,015      30,144
Long-term debt, less current portion........................     126,900     152,600
Capital lease obligations, less current portion.............       3,401       3,564
Deferred income taxes.......................................       3,086         209
Other long-term liabilities.................................       4,208       4,189
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................          --          --
Additional paid-in capital..................................      55,652      52,479
Retained earnings (accumulated deficit).....................         949        (522)
Management notes receivable.................................      (2,535)         --
Cumulative translation adjustment...........................         128          96
                                                                --------    --------
Total stockholder's equity..................................      54,194      52,053
                                                                --------    --------
Total liabilities and stockholder's equity..................    $225,804    $242,759
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                          PERIOD FROM
                                                                                        MARCH 31, 1996
                                                         YEAR ENDED     YEAR ENDED         (DATE OF
                                                        DECEMBER 31,   DECEMBER 31,     ACQUISITION) TO
                                                            1998           1997        DECEMBER 31, 1996
                                                        ------------   ------------    -----------------
Net sales..............................................   $211,335       $134,771          $ 37,792
Cost of goods sold.....................................    144,039         92,889            26,637
                                                          --------       --------          --------
Gross profit...........................................     67,296         41,882            11,155
Selling, general, and administrative expenses..........     46,418         30,244             9,458
Minority interest......................................         --             50               155
                                                          --------       --------          --------
Operating income.......................................     20,878         11,588             1,542
Interest expense.......................................     14,979          9,080             1,666
Interest income........................................       (267)            --                --
Loss on sale of business...............................      1,025             --                --
                                                          --------       --------          --------
Income (loss) before income taxes and extraordinary
  losses...............................................      5,141          2,508              (124)
Income taxes...........................................      3,494          1,315               (99)
                                                          --------       --------          --------
Income (loss) before extraordinary losses..............      1,647          1,193               (25)
Extraordinary losses, net of tax benefits..............        176          1,409               281
                                                          --------       --------          --------
Net income (loss)......................................   $  1,471       $   (216)         $   (306)
                                                          ========       ========          ========
Pro forma (See Note 3, "Income Taxes"):
Net income (loss) before income taxes and extraordinary
  losses, as stated....................................                  $  2,508          $   (124)
Income taxes:
  As stated............................................                     1,315               (99)
  Additional pro forma income taxes....................                       657               154
                                                                         --------          --------
                                                                            1,972                55
                                                                         --------          --------
Net income (loss) before extraordinary losses..........                       536              (179)
Extraordinary losses...................................                     1,409               169
                                                                         --------          --------
Net loss...............................................                  $   (873)         $   (348)
                                                                         ========          ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                        RETAINED                   ACCUMULATED
                                         ADDITIONAL     EARNINGS     MANAGEMENT       OTHER
                                COMMON    PAID-IN     (ACCUMULATED     NOTES      COMPREHENSIVE
                                STOCK     CAPITAL       DEFICIT)     RECEIVABLE      INCOME        TOTAL
                                ------   ----------   ------------   ----------   -------------    -----
Balance at March 31, 1996
  (date of inception).........   $--      $ 5,585        $   --       $    --         $ --        $ 5,585
Comprehensive loss:
  Net loss....................    --           --          (306)                        --           (306)
  Translation adjustment......    --           --            --                         61             61
                                                                                                  -------
     Total comprehensive
       loss...................                                                                       (245)
Capital contributions.........    --       12,258            --                         --         12,258
Distributions.................    --         (154)           --                         --           (154)
                                 ---      -------        ------       -------         ----        -------
Balance at December 31,
  1996........................    --       17,689          (306)           --           61         17,444
Comprehensive loss:
  Net loss....................    --           --          (216)                        --           (216)
  Translation adjustment......    --           --            --                         35             35
                                                                                                  -------
     Total comprehensive
       loss...................                                                                       (181)
Capital contributions.........    --       33,800            --                         --         33,800
Issuance of equity to purchase
  minority interests..........    --          990            --                         --            990
                                 ---      -------        ------       -------         ----        -------
Balance at December 31,
  1997........................    --       52,479          (522)           --           96         52,053
Comprehensive income:
  Net income..................    --           --         1,471                         --          1,471
  Translation adjustment......    --           --            --                         32             32
                                                                                                  -------
     Total comprehensive
       income.................                                                                      1,503
Contribution of management
  notes receivable............    --        2,765            --        (2,765)          --             --
Payments received on
  management notes
  receivable..................    --           --            --           230           --            230
Compensation expense under
  management incentive
  plans.......................    --          408            --                         --            408
                                 ---      -------        ------       -------         ----        -------
Balance at December 31,
  1998........................   $--      $55,652        $  949       $(2,535)        $128        $54,194
                                 ===      =======        ======       =======         ====        =======

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        PERIOD FROM
                                                                                      MARCH 31, 1996
                                                     YEAR ENDED      YEAR ENDED     (DATE OF INCEPTION)
                                                    DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                                        1998            1997               1996
                                                    ------------    ------------    -------------------
OPERATING ACTIVITIES
  Net income (loss)................................   $  1,471       $    (216)          $   (306)
  Adjustments to reconcile net income (loss)to net
     cash provided by operating activities:
     Depreciation and amortization.................      9,477           6,049              1,600
     Loss on sale of business......................      1,025              --                 --
     Compensation expense under management
       incentive plans.............................        408              --                 --
     Deferred income taxes.........................      2,025             238               (133)
     Minority interests............................         --              50                155
     Amortization of deferred financing costs......      1,213             651                 47
     Extraordinary losses..........................        176           1,409                281
     Changes in operating assets and liabilities
       (net of acquisitions and disposition):
       Accounts receivable.........................     (7,371)            642              1,197
       Inventories.................................     (1,293)           (114)                88
       Prepaid expenses and other assets...........        567          (1,889)              (462)
       Accounts payable and other liabilities......      5,920            (434)             3,495
                                                      --------       ---------           --------
Net cash provided by operating activities..........     13,618           6,386              5,962
INVESTING ACTIVITIES
Proceeds from sale of business.....................     35,308              --                 --
Acquisition of businesses, net of acquired cash....    (15,089)       (133,338)           (62,718)
Purchase of property, plant, and equipment.........     (4,472)         (1,834)              (688)
                                                      --------       ---------           --------
Net cash provided by (used in) investing
  activities.......................................     15,747        (135,172)           (63,406)
FINANCING ACTIVITIES
Capital contributions..............................         --          33,800             17,835
Payments on management notes receivable............        230              --                 --
Proceeds from revolving credit facilities..........      6,524             593              3,228
Payments on revolving credit facilities............     (6,215)             --             (7,596)
Proceeds from issuance of long term debt...........         --         155,000             54,226
Deferred financing costs...........................       (282)        (12,672)            (1,216)
Payments on long-term debt.........................    (30,081)        (41,360)            (8,699)
Payments on capital lease obligations..............       (122)           (270)               (53)
Distributions......................................         --              --               (158)
                                                      --------       ---------           --------
Net cash (used in) provided by financing
  activities.......................................    (29,946)        135,091             57,567
Effect of exchange rate changes on cash............         31               4                (19)
                                                      --------       ---------           --------
Net (decrease) increase in cash and cash
  equivalents......................................       (550)          6,309                104
Cash and cash equivalents at beginning of year.....      6,413             104                 --
                                                      --------       ---------           --------
Cash and cash equivalents at end of year...........   $  5,863       $   6,413           $    104
                                                      ========       =========           ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1. REORGANIZATION AND BASIS OF PRESENTATION

     Effective July 31, 1997, Sovereign Specialty Chemicals, L.P. (the Parent Partnership) reorganized its corporate structure. The Parent Partnership purchased the outstanding minority interests in its majority-owned subsidiaries through the exchange of partnership units for the outstanding membership interests in Sovereign Engineered Adhesives, L.L.C. (SEA) and common stock in P&S Holdings, Inc. which were not previously owned. The acquisition of minority interests was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and goodwill in the amount of $990 was recognized. Concurrently, SEA was merged with and into SIA Adhesives, Inc. (SIA), a newly formed C corporation and SEA was dissolved. Also, P&S Holdings, Inc., was merged into its wholly owned subsidiary, Pierce & Stevens Corp. (P&S). At the same time, Sovereign Specialty Chemicals, Inc. (Sovereign) was formed as a wholly owned subsidiary of the Parent Partnership. The initial capitalization of Sovereign was comprised of a $33.8 million contribution from investors through the Parent Partnership. Additionally the Parent Partnership contributed its wholly owned subsidiaries, SIA and P&S, to Sovereign. The contribution of the Subsidiaries was accounted for at historical book value (after accounting for the purchase of the minority interests) in a manner similar to pooling of interests. Upon the consummation of the transactions, SIA and P&S became wholly owned subsidiaries of Sovereign.

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

2. NATURE OF BUSINESS

     The Company develops, produces and distributes adhesives, sealants and coatings utilized in numerous industrial and commercial applications. Commercial applications of the Company's products include housing repair, remodeling and construction, industrial, overprint coatings, and flexible packaging. Products are sold and distributed primarily throughout the United States.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment; five to seven years for furniture and fixtures, and 39 years for buildings and improvements. Accelerated depreciation methods are used for income tax purposes. Depreciation expense was $4,237, $2,979 and $1,010 for the periods ended December 31, 1998, 1997 and 1996, respectively.

GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization of goodwill was $8,672 and $3,660 as of December 31, 1998 and 1997, respectively.

DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized using the straight-line method over the term of the related debt ranging from seven to ten years. Accumulated amortization was $1,911 million and $710 as of December 31, 1998 and 1997, respectively.

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

INCOME TAXES

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

     Prior to its restructuring on July 31, 1997 (see also Note 1), the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "passed through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries will file a consolidated federal tax return. The financial statements of operations for the year ended December 31, 1997 and for the period ended December 31, 1996, include "pro forma" income taxes as if the companies had been subject to income taxes for all periods presented.

MANAGEMENT NOTES RECEIVABLE

     Certain members of management of the Company have purchased units in the Parent Partnership through the issuance of notes receivable. During 1998, these notes receivable were contributed by the Parent

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership to the Company. The notes receivable are collateralized by the Parent Partnership units and as such, have been reflected as a reduction of the Company's stockholder's equity.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $4.2 million, $3.0 million and $0.7 million for the periods ended December 31, 1998, 1997 and 1996, respectively.

TRANSLATION OF FOREIGN CURRENCIES

     Except as noted below, the Company's foreign subsidiaries use the local currency as their functional currency; accordingly, their financial statements are translated using the current exchange rates as of the reporting dates for the balance sheet and using a weighted-average exchange rate during the period for statement of operations accounts. Adjustments resulting from such translation are included in cumulative translation adjustment, a separate component of stockholder's equity. Because Mexico is classified as a hyperinflationary economy through December 31, 1998, P&S's Mexican subsidiary is required to use the U.S. dollar as its functional currency. Accordingly, the financial statements of the Mexican subsidiary have been remeasured from the peso to the U.S. dollar. Gains and losses on such remeasurement have been included in the statement of operations.

SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Management and the Company's Chief Operating Decision Maker assess performance and make decisions about resource allocation on a consolidated basis as the Company is one operating segment. The Company operates in the adhesive sealants and coatings segment of the specialty chemicals industry. Products are sold and distributed primarily throughout the United States. No customer accounted for more than 10.0% of the Company's accounts receivables or sales for the years ended December 31, 1998 and 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable, loans receivable, related party, accounts payable and accrued expenses, and other current liabilities approximate to their fair value at December 31, 1998 and 1997, due to the short-term nature of these instruments.

     The carrying amounts reported in the Company's balance sheets for variable-rate long term debt, including current portion, approximate fair-value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short term basis.

     The Company estimates the fair value of fixed rate long-term debt obligations including current portion, using the discounted cash flow method with interest rates currently available for similar obligations. The carrying amounts reported in the Company's balance sheets for these obligations approximate fair value.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

4. BUSINESS COMBINATIONS AND SALE OF BUSINESS

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

     Effective August 19, 1996, the company purchased, through P&S Holdings, Inc., 100% of the outstanding common stock of P&S. The cost of the acquisition was $46,899 including transaction costs of approximately $1.2 million. The acquisition was accounted for as a purchase and, as such, the results of operations subsequent to August 19, 1996, have been included in the consolidated statement of operations of the Company. In connection with the acquisition, the Company recognized goodwill in the amount of approximately $14.0 million which is being amortized over a period of 15 years.

     Effective August 5, 1997, the Company purchased from Laporte plc (Laporte), the net assets of Laporte Construction Chemicals North America, Inc.; Evode-Tanner Industries, Inc.; and Mercer Products Company, Inc. (the Acquired Companies). The Acquired Companies were affiliated by common control as wholly-owned subsidiaries of Laporte. The purchase price of the Acquired Companies was approximately $133.3 million, including expenses relating to the purchase of approximately $1.5 million, and net of acquired

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS COMBINATIONS AND SALE OF BUSINESS (CONTINUED) cash of $707. Allocation of the purchase price to the fair values of significant assets and liabilities as of the date of purchase was as follows:

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

     The unaudited pro forma consolidated statement of operations as if all of the above acquisitions had occurred as of January 1, 1997, would have been as follows for the year ended December 31, 1997:

                                                                  1997
                                                                  ----
Net sales...................................................    $208,345
Cost of goods sold..........................................     142,615
                                                                --------
Gross profit................................................      65,730
Selling general and administrative expenses.................      46,874
                                                                --------
Operating income............................................      18,856
Interest expense............................................      16,478
Income taxes................................................       1,747
                                                                --------
Income (loss) before extraordinary losses...................    $    631
                                                                ========

     Effective June 12, 1998, the Company acquired the net assets of the C&A Division of KJ Quinn (C&A Division) a Seabrook, New Hampshire developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. The transaction was accounted for as a purchase and as such, the results of the operations subsequent to the date of acquisition have been included on the consolidated statement of operations of the Company. The Company paid cash and issued $2.8 million in notes payable to former owners. Goodwill of $1.2 million was recognized in the acquisition and is being amortized over a period of 15 years.

     Effective August 3, 1998, the Company acquired the PL Adhesives and Sealants brand and product line ("PL") from ChemRex Inc. in Shakopee, Minnesota. PL consists of solvent-based and polyurethane adhesives and sealants. The transaction was accounted for as a purchase and as such the results of the operations subsequent to the date of acquisition have been included in the consolidated statement of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS COMBINATIONS AND SALE OF BUSINESS (CONTINUED) operations of the Company. The purchase price was approximately $9.8 million. Goodwill of $9.1 million was recognized in the acquisition and is being amortized over a period of 15 years.

     Effective April 21, 1998, the Company sold Mercer to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million. The book value of the net assets sold, including goodwill of approximately $25.0 million, was approximately $36.3 million and the Company recognized a book loss on the sale of approximately $1.0 million.

5. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1998          1997
                                                            ----          ----
Raw materials............................................  $ 8,515       $11,594
Work in process..........................................      326           150
Finished goods...........................................   10,981         9,298
                                                           -------       -------
                                                           $19,822       $21,042
                                                           =======       =======

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1998          1997
                                                            ----          ----
Land.....................................................  $ 4,891       $ 4,099
Building and improvements................................   19,677        18,915
Machinery and equipment..................................   28,017        27,271
Furniture and fixtures...................................      936           962
Construction-in-progress.................................    3,742           982
                                                           -------       -------
                                                            57,263        52,229
Less: Accumulated depreciation...........................    7,766         3,921
                                                           -------       -------
                                                           $49,497       $48,308
                                                           =======       =======

7. OTHER CURRENT ASSETS

     Other current assets are summarized as follows:

                                                                 DECEMBER 31
                                                             -------------------
                                                              1998         1997
                                                              ----         ----
Prepaid expense............................................  $1,653       $1,337
Acquisition purchase price adjustment receivable...........      --        1,300
Prepaid income taxes.......................................     518           --
Other......................................................   1,628        1,902
                                                             ------       ------
                                                             $3,799       $4,539
                                                             ======       ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31
                                                             -----------------
                                                              1998      1997
                                                              ----      ----
Interest...................................................  $ 5,121   $ 5,344
Compensations and benefits.................................    4,118     4,435
Rebates and warranty.......................................    1,173     1,307
Insurance..................................................      242       526
Professional fees..........................................      193       315
Taxes other than income....................................      399       268
Other......................................................    2,208     1,828
                                                             -------   -------
                                                             $13,452   $14,023
                                                             =======   =======

9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                               DECEMBER 31
                                                           -------------------
                                                             1998       1997
                                                             ----       ----
Senior subordinated notes................................  $125,000   $125,000
Term loan................................................        --     30,000
Revolving credit facilities..............................       902        593
Acquisition notes payable................................     2,800         --
                                                           --------   --------
                                                            128,702    155,593
Less: Current maturities.................................     1,802      2,993
                                                           --------   --------
                                                           $126,900   $152,600
                                                           ========   ========

     In connection with its acquisition of SEA on March 31, 1996, the Company entered into a credit agreement (the Initial Credit Agreement) which provided a revolving credit facility and a long-term note. On August 19, 1996, the Company repaid its outstanding debt obligations under the Initial Credit Agreement and recognized an extraordinary loss on the early extinguishment of debt in the amount of $281.

     On August 19, 1996, concurrent with the acquisition of P&S, the Company entered into new credit agreements (the Credit Agreements) which provided for a revolving credit facility, a long-term note, and a senior subordinated note. On July 31, 1997, the Company repaid its outstanding debt obligations under the Credit Agreements and recognized an extraordinary loss on the early extinguishment of debt of $1,409, net of tax benefit of $948.

Senior Subordinated Notes

     On July 31, 1997, the Company completed a private placement issuance of $125.0 million in principal amount of 9.5% Senior Subordinated Notes due 2007 (the Notes) which was subsequently registered with the Securities and Exchange Commission (SEC).

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)
     Interest on the Notes is payable semi-annually in arrears each February 1 and August 1. On or after August 1, 2002, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

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

     In addition, at any time on or prior to August 1, 2000, the Company may, subject to certain requirements, redeem up to $40.0 million aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 110.0% of the principal amount to be redeemed plus accrued and unpaid interest. In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned subsidiaries -- SIA, P&S, OSI and Tanner (the Guarantor Subsidiaries). The Company's wholly-owned foreign subsidiaries are not guarantors of the Notes (the Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its Facility (see below), subject to certain limitations. See also Note 16 for financial information as of December 31, 1998, of the Guarantor and the Non-Guarantor Subsidiaries.

     The indenture under which the Notes were issued contains certain covenants that, among other things, limit the Company from incurring other indebtedness, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), and making certain asset sales. All such covenants were met at December 31, 1998.

Term Loan

     The Company entered into an agreement providing for a $30.0 million term loan (Term Loan) to fund the purchase of the Acquired Companies (see also Note
5). On April 21, 1998, the Company repaid its outstanding debt obligations under the Term Loan and recognized an extraordinary loss on the early extinguishment of debt of $176, net of tax benefit of $118.

Revolving Credit Facilities

     The Company has a credit agreement which provides for two revolving credit facilities (the Facilities) which provide for aggregate borrowings of $50.0 million. The Facilities are also available for letters of credit of up to $10.0 million. The Facilities mature on August 5, 2004. Funds borrowed may not exceed 85.0% and 75.0% of the Company's eligible domestic accounts receivable and eligible foreign accounts receivable, respectively and 50.0% of the Company's eligible inventories, as defined in the Credit Agreement. Amounts advanced are also collateralized by the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary. At December 31, 1998, the Company's Singapore-based sales office had borrowings of $.9 million against its facility as described below. This borrowing is applied against the Facilities in determining the Company's available borrowings at December 31, 1998. As a result, the Company has $49.1 million available on its Facilities.

     At the Company's election, amounts outstanding under the Facilities will bear interest at either the London Interbank Offered Rate (LIBOR), plus 1.5% to 2.5% or the Alternate Base Rate (ABR), plus a

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)
0.25% to 1.25%. The variable spread to LIBOR or ABR is determined by the Company's leverage ratio as detailed in the Amended and Restated Credit Agreement. The ABR rate is defined in the Amended and Restated Credit Agreement as the highest of: (i) the federal funds rate plus 0.5%, (ii) the prime rate for such day, or (iii) the certificate of deposit rate plus 1.0%. Interest is due quarterly and the interest rate was approximately 8.25% at December 31, 1998.

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

     The Facilities contain several covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay or amend other indebtedness, pay dividends, or make other changes in the business conducted by the Company or its subsidiaries. In addition, the Facilities require that the Company comply with specified ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio, and a minimum net worth test. All such covenants were met at December 31, 1998.

     The Company's Singapore-based sales office has a facility providing for borrowings up to SG $1.0 million and secured by a SG $1.0 million letter of credit. Interest is payable at United States prime plus 1.0%. As of December 31, 1998, $.9 million was drawn on the facility.

Acquisition Notes Payable

     In connection with its acquisition of the C&A Division in June 1998, the Company issued notes payable to the former owners aggregating $2.8 million, of which $1.8 million will be paid over the next two years, and a $1.0 million note payable that has a maturity date of June 30, 2003 and accrues interest at a rate of 8.5%. Interest is payable on June 30 of each year commencing in 1999.

Annual Maturities

     Annual maturities of the Company's long-term debt are as follows at December 31, 1998:

1999........................................................  $  1,802
2000........................................................     1,200
2001........................................................       200
2002........................................................       200
2003........................................................       300
2004 and thereafter.........................................  $125,000
                                                              --------
                                                              $128,702
                                                              ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES

     The components of the provision for income taxes (benefit), are as follows for the years ended December 31, 1998 and 1997 and for the period from March 31, 1996 (date of inception) to December 31, 1996:

                                                           1998      1997     1996
                                                           ----      ----     ----
Current income taxes:
  Federal.............................................    $  879    $   --    $  --
  State...............................................       187        98       11
  Foreign.............................................       207        31       23
                                                          ------    ------    -----
                                                           1,273       129       34
Deferred income taxes (benefit).......................     2,103       238     (133)
                                                          ------    ------    -----
                                                           3,376       367      (99)
Extraordinary losses..................................       118       948       --
                                                          ------    ------    -----
Income taxes (benefit)................................    $3,494    $1,315    $ (99)
                                                          ======    ======    =====

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 1998, 1997 and for the period from March 31, 1996 (date of inception) to December 31, 1996:

                                                             1998     1997     1996
                                                             ----     ----     ----
Income taxes at federal statutory rate..................    $1,663    $  47    $(43)
Income not subject to income taxes......................        --     (558)    (61)
State taxes, net of federal benefit.....................       358      181       2
Foreign income taxes....................................       207       31      23
Increase (decrease) in valuation allowance..............      (400)     400      --
Goodwill................................................       720      281      --
Other...................................................       828      (15)    (20)
                                                            ------    -----    ----
Income taxes at the effective rate......................    $3,376    $ 367    $(99)
                                                            ======    =====    ====

     Income not subject to income taxes represents income from the Parent Partnership and SEA which, prior to the reorganization (see also Note 1), was taxed at the partner/member level. Pro forma income taxes, as if the Company and its subsidiaries were subject to income taxes for all periods presented, are presented in the statement of operations. In 1998, the Company reversed the valuation allowance it had established relative to the deferred tax asset associated with its net operating loss carryforwards as it was able to utilize those carryforwards in 1998.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1998       1997
                                                                ----       ----
Deferred tax assets:
  Allowance for doubtful accounts..........................    $   292    $   130
  Inventory obsolescence reserve...........................        218        343
  Inventory capitalization.................................        197        123
  Accrued liabilities......................................        531        421
  Deferred financing costs.................................        334        400
  Other....................................................        553         --
  Net operating loss carryforwards.........................         --      1,779
                                                               -------    -------
                                                                 2,125      3,196
Less: Valuation allowance..................................         --        400
                                                               -------    -------
Deferred tax assets........................................      2,125      2,796
Deferred tax liabilities:
  Accelerated depreciation.................................     (2,244)    (1,827)
  Amortization of goodwill.................................     (1,051)      (234)
  Refundable investment tax credits........................       (126)        --
                                                               -------    -------
Deferred tax liabilities...................................     (3,421)    (2,061)
                                                               -------    -------
Net deferred tax (liability) asset.........................    $(1,296)   $   735
                                                               =======    =======

11. RETIREMENT PLANS

     The Company sponsors a defined benefit pension plan covering certain salaried employees of one subsidiary of the Company. Employees vest in the plan over a five-year period, and the plan is frozen to new participants. Participants in the plan were given credit for prior years of service.

     The Company has a pension plan covering all union employees of a different subsidiary. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The Plan provides monthly benefits under a benefit formula.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RETIREMENT PLANS (CONTINUED)
     The following tables set forth the Company's two defined benefit plans:

                                                               1998     1997
                                                               ----     ----
                                                               (in millions)
Change in projected benefit obligations
  Projected benefit obligation at beginning of year.........  $1,752   $1,612
  Service cost..............................................      95      104
  Interest cost.............................................     128      117
  Actuarial (gains) losses..................................    (258)      30
  Benefits paid.............................................    (105)    (111)
                                                              ------   ------
  Projected benefit obligation at end of year...............  $1,612   $1,752
                                                              ------   ------
Change in plan assets
  Fair value of plan assets at beginning of year............  $1,742   $1,493
  Actual return on plan assets..............................     (83)     316
  Company contributions.....................................     165       44
  Benefits paid.............................................    (105)    (111)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $1,719   $1,742
                                                              ------   ------
Funded status
  Funded status.............................................  $  107   $   10
  Unrecognized net actuarial (gains) loss...................    (100)     140
                                                              ------   ------
  Prepaid (accrued) benefit cost............................  $    7   $  150
                                                              ======   ======
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid benefit cost......................................  $    7   $  150
  Accrued benefit liability.................................      --
                                                              ------   ------
  Net amount recognized.....................................  $    7   $  150
                                                              ======   ======
Weighted-average assumptions as of December 31
  Discount rate.............................................     7.5%     7.5%
  Expected return on plan assets............................      10%      10%
  Rate of compensation increase.............................     4.5%     4.5%

                                                           1998   1997    1996
                                                           ----   ----    ----
                                                              (in millions)
Components of net periodic benefit cost:
  Service cost...........................................  $ 95   $ 104   $ 42
  Interest cost..........................................   128     117     29
  Expected return on plan assets.........................    83    (316)   (19)
                                                           ----   -----   ----
  Benefit cost...........................................  $306   $ (95)  $ 52
                                                           ====   =====   ====

     The Company sponsored several defined contribution plans (IRS qualified 401(k) plans). Participation in the plans is available to all salaried and hourly employees of the company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense of $1,020, $600 and $139 for the periods ended December 31, 1998, 1997 and 1996, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE

     The Company has implemented, through the Parent Partnership, certain management incentive plans.

Stock Incentive Pool

     The Parent Partnership adopted its Stock Incentive Pool in April 1996 in order to provide incentives to employees and directors (including nonemployee directors), the Company and its subsidiaries, by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards are allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool is subject to five year time and performance vesting. The participant is awarded units in the Parent Partnership and common stock in its general partner. The Company recognized compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of approximately $408 and $22 for the years ended December 31, 1998 and 1997.

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the awards under the Company's Stock Incentive Pool. Accordingly, compensation expense has only been recognized for awards with an exercise price below the market value at the date of grant. Had compensation cost for the Company's Stock Incentive Pool been determined in accordance with SFAS No. 123, it would have resulted in net income that approximate the amounts reported.

     The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rates of 5.50% and expected award lives of 5 years for 1998 and 1997. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

     Because the Company's awards have characteristics significantly different from those of traded stock options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its awards.

Long-Term Incentive Plan

     The Parent Partnership adopted its Long-Term Incentive Plan in May 1997 in order to provide long-term incentive awards to salaried employees (excluding executives who participate directly in the Stock Incentive Pool). Participants are granted a "participation share" in the incentive award pool which consists of a portion of equity reserved for the program. At the time of a qualified transaction as determined and defined by the Board of Directors, the value of the pool is allocated to participants based upon their "participation share". Payment may be in the form of stock options, stock, cash, or a combination of these elements, as determined by the Board of Directors. "Participation shares" are not vested until earned and paid out. If a participant leaves the Company before a qualified transaction has occurred, their "participation share" is forfeited. Individuals joining the Company during the plan cycle may be permitted to participate in the program at the discretion of the Chief Executive Officer and Board of Directors. The Compensation Committee of the Board of Directors will administer the plan and have the authority and responsibility to approve award levels and make any changes in plan concept and design. At December 31, 1998 and 1997, no grants were awarded under the plan.

Management Notes Receivable

     Certain members of management borrowed from the Parent Partnership a portion of the purchase price for their units in the Parent Partnership. In 1998, the Parent Partnership contributed those notes receivable to

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE (CONTINUED) the Company as an equity contribution. The amount contributed was approximately $2.8 million. The notes receivable are collateralized by the Parent Partnership units and as such, the balance has been reflected as a reduction of the Company's Stockholder's equity. The loans are long term receivables from management and accrue interest at principally the prime rate as determined by a leading financial institution. Members of management with loans outstanding have one-half of their bonus in each year applied to principal and interest on the loans. The balance of the management loans at December 31, 1998 was approximately $2.5 million.

13. CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                   DECEMBER 31
                                                               -------------------
                                                                1998         1997
                                                                ----         ----
Buildings..................................................    $1,912       $1,912
Machinery and equipment....................................       105          208
                                                               ------       ------
                                                                2,017        2,120
Less: Accumulated depreciation.............................       324          215
                                                               ------       ------
                                                               $1,693       $1,905
                                                               ======       ======

     Future minimum lease payments under capital leases at December 31, 1998, together with the present value of the minimum lease payments are as follows:

1999........................................................  $   637
2000........................................................      620
2001........................................................      620
2002........................................................      676
2003........................................................      676
2004 and thereafter.........................................    3,288
                                                              -------
Total minimum payments......................................    6,517
Less: Amounts representing interest.........................   (2,955)
                                                              -------
Present value of minimum payments...........................    3,562
Less: Current portion.......................................     (161)
                                                              -------
Total long-term portion.....................................  $ 3,401
                                                              =======

14. ENVIRONMENTAL MATTERS

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. ENVIRONMENTAL MATTERS (CONTINUED)
     Certain subsidiaries have been named as potentially responsible parties under the Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) and/or similar environmental laws for cleanup of multiparty waste disposal sites. The Company is entitled to indemnification by previous owners of certain acquired businesses, and the Company has negotiated contractual indemnifications, which, supplemented by commercial insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. At December 31, 1998, the Company had established accrued liabilities relating to environmental matters of approximately $5.3 million. The liabilities are included in the balance sheet as "other long-term liabilities" and "other current liabilities" and represent known environmental liabilities for which the Company have been indemnified. Management estimates that it will incur approximately $2.2 million of these indemnified liabilities in 1999. The Company does not currently believe that potential additional expenses for environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 1998, 1997 and for the period from March 31, 1996 (date of inception) to December 31, 1996:

                                                     1998      1997         1996
                                                     ----      ----         ----
Cash paid for:
  Interest........................................  $13,675   $3,536       $1,291
  Income taxes....................................  $ 2,223   $  302       $   20

     In connection with its purchase of the C&A Division in June 1998, the Company issued $2.8 in notes payable to former owners as part of the purchase price. The Parent Partnership contributed $2.8 million in management notes receivable in 1998.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 1998 and 1997, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below. The financial statement data of the Guarantor Subsidiaries include SIA, P&S, OSI, and Tanner under the caption "the Company." For purposes of this disclosure, the results of operations for Mercer for the period ended April 21, 1998 (date of disposition) are separately reported.

     The following sets forth the financial data at December 31, 1998 and for the year then ended:

                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $196,989     $ 7,218       $ 7,128      $211,335
Cost of goods sold..............................     133,997       4,700         5,342       144,039
                                                    --------     -------       -------      --------
Gross profit....................................      62,992       2,518         1,786        67,296
Selling, general, and administrative expenses...      43,094       1,439         1,885        46,418
                                                    --------     -------       -------      --------
Operating income (loss).........................      19,898       1,079           (99)       20,878
Interest expense, net...........................      13,718         840           154        14,712
Loss on sale of business........................       1,025          --            --         1,025
                                                    --------     -------       -------      --------
Income (loss) before income taxes and
  extraordinary losses..........................    $  5,155     $   239       $  (253)     $  5,141
                                                    ========     =======       =======      ========
BALANCE SHEET DATA:
Assets:
Current assets..................................    $ 60,379                   $ 3,375      $ 63,754
Property, plant and equipment, net..............      48,702                       795        49,497
Goodwill, net...................................     101,205                        --       101,205
Deferred financing costs, net...................       9,913                        --         9,913
Other assets....................................       1,253                       182         1,435
                                                    --------                   -------      --------
Total assets....................................    $221,452                   $ 4,352      $225,804
                                                    ========                   =======      ========
Liabilities and stockholder's equity (deficit):
Current liabilities.............................    $ 30,665                   $ 3,350      $ 34,015
Long-term liabilities...........................     135,367                     2,228       137,595
Total stockholder's equity (deficit)............      55,420                    (1,226)       54,194
                                                    --------                   -------      --------
Total liabilities and stockholder's equity......    $221,452                   $ 4,352      $225,804
                                                    ========                   =======      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)...............................    $  1,486     $   238       $  (253)     $  1,471
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization.................       8,699         422           356         9,477
  Deferred income taxes.........................       2,025          --            --         2,025
  Loss on sale of business......................       1,025          --            --         1,025
  Compensation expense on management incentive
     plan.......................................         408          --            --           408
  Amortization of deferred financing costs......       1,129          84            --         1,213
  Extraordinary losses..........................         176          --            --           176
  Changes in operating assets and liabilities
     (net of effect of acquired companies)......        (747)     (1,021)         (409)       (2,177)
                                                    --------     -------       -------      --------
Net cash provided by (used in) operating
  activities....................................      14,201        (277)         (306)       13,618
INVESTING ACTIVITIES
Acquisition, disposition of businesses, net (net
  of acquired cash).............................      20,219          --            --        20,219
Purchase of property, plant, and equipment......      (3,960)       (188)         (324)       (4,472)
                                                    --------     -------       -------      --------
Net cash provided by (used in) investing
  activities....................................      16,259        (188)         (324)       15,747
FINANCING ACTIVITIES
Capital contributions...........................         230          --            --           230
Net proceeds from revolving credit facilities...         309          --            --           309
Proceeds from issuance of long-term debt........          --          --            --            --
Deferred financing costs........................        (282)         --            --          (282)
Payments on long-term debt......................     (30,081)         --            --       (30,081)
Payments on capital lease obligations...........        (122)         --            --          (122)
                                                    --------     -------       -------      --------
Net cash (used in) financings activities........     (29,946)         --            --       (29,946)
Effect of exchange rate changes on cash.........          31          --            --            31
                                                    --------     -------       -------      --------
Net increase (decrease) in cash and cash
  equivalents...................................         545        (465)         (630)         (550)
Cash and cash equivalents at beginning of
  year..........................................       5,722         501           190         6,413
                                                    --------     -------       -------      --------
Cash and cash equivalents at end of year........    $  6,269     $    36       $  (440)     $  5,863
                                                    ========     =======       =======      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following sets forth the financial data at December 31, 1997 and for the year then ended:

                                                 GUARANTOR SUBSIDIARIES
                                                 -----------------------   NON-GUARANTOR
                                                 THE COMPANY     MERCER    SUBSIDIARIES      TOTAL
                                                 ------------   --------   -------------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales......................................   $ 119,951     $ 9,945       $4,875       $ 134,771
Cost of goods sold.............................      82,608       6,921        3,360          92,889
                                                  ---------     -------       ------       ---------
Gross profit...................................      37,343       3,024        1,515          41,882
Selling, general, and administrative
  expenses.....................................      26,692       1,899        1,540          30,131
                                                  ---------     -------       ------       ---------
Operating income (loss)........................      10,651       1,125          (25)         11,751
Foreign exchange loss..........................          --          --          163             163
Interest expense...............................       7,858       1,117          105           9,080
                                                  ---------     -------       ------       ---------
Income (loss) before income taxes and
  extraordinary losses.........................   $   2,793     $     8       $ (293)      $   2,508
                                                  =========     =======       ======       =========
BALANCE SHEET DATA:
Assets:
Current assets.................................   $  50,235     $ 6,761       $2,766       $  59,762
Property, plant and equipment, net.............      42,772       4,952          584          48,308
Goodwill, net..................................      98,368      24,809           --         123,177
Deferred financing costs, net..................       9,295       1,842           --          11,137
Other assets...................................         261          --          114             375
                                                  ---------     -------       ------       ---------
Total assets...................................   $ 200,931     $38,364       $3,464       $ 242,759
                                                  =========     =======       ======       =========
Liabilities and stockholder's equity (deficit):
Current liabilities............................   $  25,589     $ 2,082       $2,473       $  30,144
Long-term liabilities..........................     128,445      30,175        1,942         160,562
Total stockholder's equity (deficit)...........      46,897       6,107         (951)         52,053
                                                  ---------     -------       ------       ---------
Total liabilities and stockholder's equity.....   $ 200,931     $38,364       $3,464       $ 242,759
                                                  =========     =======       ======       =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                 GUARANTOR SUBSIDIARIES
                                                 -----------------------   NON-GUARANTOR
                                                 THE COMPANY     MERCER    SUBSIDIARIES      TOTAL
                                                 ------------   --------   -------------   ---------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)..............................   $      75     $     2       $ (293)      $    (216)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization................       5,323         699           27           6,049
  Deferred income taxes........................          72         166           --             238
  Minority interests...........................          50          --           --              50
  Amortization of deferred financing costs.....         651          --           --             651
  Extraordinary losses.........................       1,409          --           --           1,409
  Changes in operating assets and liabilities
     (net of effect of acquired companies).....      (1,301)       (391)        (103)         (1,795)
                                                  ---------     -------       ------       ---------
Net cash provided by (used in) operating
  activities...................................       6,279         476         (369)          6,386
INVESTING ACTIVITIES
Acquisition of businesses (net of acquired
  cash)........................................    (133,338)         --           --        (133,338)
Purchase of property, plant, and equipment.....      (1,429)        (37)        (368)         (1,834)
                                                  ---------     -------       ------       ---------
Net cash used in investing activities..........    (134,767)        (37)        (368)       (135,172)
FINANCING ACTIVITIES
Capital contributions..........................      33,800          --           --          33,800
Proceeds from revolving credit facility........          --          --          593             593
Payments on revolving credit facility..........          --          --           --              --
Proceeds from issuance of long-term debt.......     155,000          --           --         155,000
Deferred financing costs.......................     (12,672)         --           --         (12,672)
Payments on long-term debt.....................     (41,360)         --           --         (41,360)
Payments on capital lease obligations..........        (270)         --           --            (270)
Distributions..................................          --          --           --              --
                                                  ---------     -------       ------       ---------
Net cash provided by financings activities.....     134,498          --          593         135,091
Effect of exchange rate changes on cash........          --          --            4               4
                                                  ---------     -------       ------       ---------
Net increase (decrease) in cash and cash
  equivalents..................................       6,010         439         (140)          6,309
Cash and cash equivalents at beginning of
  year.........................................        (288)         62          330             104
                                                  ---------     -------       ------       ---------
Cash and cash equivalents at end of year.......   $   5,722     $   501       $  190       $   6,413
                                                  =========     =======       ======       =========

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
 3.1       Certificate of Incorporation of the Company+
 3.2       By-Laws of the Company+
 4.1       Indenture dated August 1, 1997 among the Company, the
           Guarantors and the Bank of New York as trustee+
 4.2       Forms of 9 1/2% Senior Subordinated Notes due 2007, Series A
           (included in Exhibit 4.1)+
 4.3       Form of Guarantee (included in Exhibit 4.1)+
 4.4       Registration Rights Agreement dated August 5, 1997 among the
           Company, the Guarantors, Chase Securities, Inc. and
           Donaldson, Lufkin & Jenrette Securities Corporation+
 4.5       Amended and Restated Credit Agreement, dated August 5, 1997 among the Company, the Guarantors and the Chase Manhattan
           Bank, as administrative agent+
 4.5A      Amendment No. 2 to Credit Agreement, dated August 5, 1997
           among the Company, the Guarantors, Chase Securities, Inc.
           and Donaldson, Lufkin & Jenrette Securities Corporation.
10.1       Employment Agreement, dated March 31, 1996 among the Parent
           Partnership, Sovereign Specialty Chemicals, Inc. and Robert
           B. Covalt+
10.2       Promissory Note, dated July 31, 1997, issued by Robert B.
           Covalt to the Parent Partnership+
10.3A      Resignation of Employment Agreement dated February 10, 1998 by and among the Parent Partnership, the Company and William
           T. Schram
10.6A      Resignation of Employment Agreement dated February 17, 1998, by and among John Edholm, the Parent Partnership, Sovereign
           Chemicals Corporation and Pierce & Stevens
10.7       Employment Agreement, dated March 31, 1996 between SIA
           Adhesives and Gerard A. Loftus+
10.8       Employment Agreement, dated August 19, 1996 between Richard
           W. Johnston and Pierce & Stevens+
10.9       Consulting Agreement, dated October 1, 1996 between the
           Parent Partnership and Neal G. Reddeman+
10.10      Letter Agreements, dated September 8, 1997, February 17,
           1997 and October 25, 1996 between the Parent Partnership and
           Garnett Consulting+
10.11      Assignment and Assumption Agreement dated July 31, 1997
           among the Parent Partnership, Sovereign Chemicals
           Corporation and the Company+
10.11A     Executive Notes Assignment and Assumption Agreement dated
           July 31, 1997 among the Parent Partnership, Sovereign
           Chemicals Corporation and the Company
10.12      1997 Management Incentive Plan+
10.13      1997 Incentive Bonus Plan+

                                 EXHIBIT INDEX

                                                                         SEQUENTIALLY
EXHIBIT                                                                    NUMBERED
NUMBER                             DESCRIPTION                               PAGE
-------                            -----------                           ------------
10.14      Asset Purchase Agreement dated March 31, 1996 among The
           BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
           and the Parent Partnership*+
10.15      Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*+
10.16      Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*+
10.17      Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company+
10.18A     Resignation of Employment Agreement, dated August 24, 1998, by and among the Parent Partnership, the Company and Lowell
           D. Johnson
10.20      Stock Purchase Agreement, dated March 5, 1998, by among
           Burke Industries, Inc., Mercer and the Company+*
21.1       Subsidiaries of the Company and the Guarantors
24         Power of Attorney (Included on page 24 of Form 10-K)
27         Financial Data Schedule

-------------------------
+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                            BALANCE AT    -----------------------
                                            BEGINNING     CHARGED TO   CHARGED TO
                                                OF        COSTS AND      OTHER                   BALANCE AT END
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                            ----------    ----------   ----------   ----------   --------------
The Predecessor:
  Three months ended March 31, 1996:
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................        96            34           --            9(1)          121
       Reserve for inventory
          obsolescence...................        67             9           --           --              76
The Company:
  Nine months ended December 31, 1996:
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................        94(2)        156          258(2)       184(1)          324
       Reserve for inventory
          obsolescence...................        74(2)         11          237(2)        29(1)          293
  Year ended December 31, 1997
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       324           857                       526(1)          655
       Reserve for inventory
          obsolescence...................       293           244          732(2)       110(1)        1,159
  Year ended December 31, 1998
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       655           376           --          503(1)          528
       Reserve for inventory
          obsolescence...................     1,159           203           --          624(1)          738

-------------------------
(1) Accounts written off, net of recoveries.
(2) Balances added through new acquisitions.