Form 10-Q
period 1999-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1999-05-14
CIK 1048914

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

                 For the quarterly period ended March 31, 1999

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 1999 and December
  31, 1998..................................................       1
Unaudited Consolidated Statements of Income for the three
  months ended March 31, 1999
  and 1998..................................................       2
Unaudited Consolidated Statements of Cash Flows for the
  three months ended March 31, 1999 and 1998................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       5
PART II.  OTHER INFORMATION
6. Exhibits and Reports on Form 8-K.........................       9
Signatures..................................................      10

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999            1998
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  6,053        $  5,863
  Accounts receivable, net..................................       38,186          32,710
  Inventories, net..........................................       23,955          19,822
  Other current assets......................................        4,613           5,359
                                                                 --------        --------
Total current assets........................................       72,807          63,754
Property, plant, and equipment, net.........................       50,507          49,497
Goodwill, net...............................................       99,924         101,205
Deferred financing costs, net...............................        9,618           9,913
Other assets................................................        1,691           1,435
                                                                 --------        --------
Total assets................................................     $234,547        $225,804
                                                                 ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................     $ 19,836        $ 16,400
  Accrued expenses..........................................        9,801          13,452
  Other current liabilities.................................        2,200           2,200
  Current portion of long-term debt.........................        9,745           1,802
  Current portion of capital lease obligations..............          134             161
                                                                 --------        --------
Total current liabilities...................................       41,716          34,015
Long-term debt, less current portion........................      126,900         126,900
Capital lease obligations, less current portion.............        3,381           3,401
Other long-term liabilities.................................        6,970           7,294
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................                           --
Additional paid-in capital..................................       55,742          55,652
Retained earnings...........................................        2,329             949
Management notes receivable.................................       (2,535)         (2,535)
Cumulative translation adjustment...........................           44             128
                                                                 --------        --------
Total stockholder's equity..................................       55,580          54,194
                                                                 --------        --------
Total liabilities and stockholder's equity..................     $234,547        $225,804
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1999    MARCH 31, 1998
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
Net sales...................................................       $55,632           $51,747
Cost of goods sold..........................................        37,880            35,360
                                                                   -------           -------
Gross profit................................................        17,752            16,387
Selling, general and administrative expenses................        11,804            11,813
                                                                   -------           -------
Operating income............................................         5,948             4,574
Interest expense, net.......................................         3,462             4,080
                                                                   -------           -------
Income before income taxes..................................         2,486               494
Income taxes................................................         1,106               419
                                                                   -------           -------
Net income..................................................       $ 1,380           $    75
                                                                   =======           =======

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 1999    MARCH 31, 1998
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net Income..................................................       $ 1,380           $    75
Adjustments to reconcile net income to cash used in
  operating activities:
  Depreciation and amortization.............................         2,451             2,482
  Amortization of deferred financing costs..................           295               315
  Compensation expense under management incentive plans.....            90                --
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (5,476)           (4,291)
     Inventories............................................        (4,133)           (1,062)
     Prepaid expenses and other assets......................           490             1,508
     Accounts payable.......................................         3,436             3,729
     Accrued expenses and other.............................        (3,975)           (4,474)
                                                                   -------           -------
Net cash used in operating activities.......................        (5,442)           (1,718)
INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................        (2,180)             (470)
                                                                   -------           -------
Net cash used in investing activities.......................        (2,180)             (470)
FINANCING ACTIVITIES
  Deferred financing costs..................................            --              (123)
  Payments on capital lease obligations.....................           (47)              (40)
  Proceeds from revolving credit facilities.................         8,000                56
  Payments on revolving credit facilities...................           (57)               --
                                                                   -------           -------
Net cash provided by (used in) financing activities.........         7,896              (107)
Effect of exchange rates on cash............................           (84)               12
                                                                   -------           -------
Net increase (decrease) in cash and cash equivalents........           190            (2,283)
Cash and cash equivalents at beginning of period............         5,863             6,413
                                                                   -------           -------
Cash and cash equivalents at end of period..................       $ 6,053           $ 4,130
                                                                   =======           =======

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended March 31, 1999 and 1998, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's Chief Operating Decision Makers assess performance and make decisions about resource allocation on a consolidated basis as the Company is one operating segment. The Company operates in the adhesives sealants and coatings segment of the specialty chemicals industry.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 1998 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
Raw Materials......................................     $ 8,823       $ 8,515
Work in process....................................         378           326
Finished Goods.....................................      14,754        10,981
                                                        -------       -------
                                                        $23,955       $19,822
                                                        =======       =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999
                             (Dollars in Thousands)

3. SUBSEQUENT EVENT

     On April 20, 1999, the Company completed an asset purchase of the flexible packaging coatings business from The Valspar Corporation for approximately $15.7 million. The allocation of the purchase price is currently being determined by the Company.

4. COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, respectively, the calculation of comprehensive income is as follows:

                                                                1999     1998
                                                               ------    ----
Net income as reported.....................................    $1,380    $75
Foreign currency translation adjustment....................       (84)    12
                                                               ------    ---
Comprehensive income.......................................    $1,296    $87
                                                               ======    ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company exists to acquire, consolidate and operate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. The Company began operations in March 1996 with the acquisition of SIA Adhesives (SIA), a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens (P&S), a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc. (OSI), Evode-Tanner Industries, Inc. (Tanner), and Mercer Products Company, Inc. (Mercer) (collectively, "the Acquired Companies"). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. In April 1998, the Company sold Mercer to Burke Industries, Inc. In June 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. In August 1998, the Company acquired the PL Adhesives & Sealants brand and product line. The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods after their respective dates of acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net Sales. Net sales for the first three months of 1999 were $55.6 million, an increase of $3.9 million, or 7.5%, over the comparable period in 1998. Excluding the net sales of Mercer for the first three months of 1998, net sales increased 22.2% due to approximately 9% internal growth and approximately 13% growth through acquisitions. The net sales increase was the primarily the result of increased sales for housing repair, remodeling and construction applications, and industrial and flexible packaging applications. Sales for construction applications increased due to increased levels of housing starts and increased market penetration. Industrial sales growth was driven by increased share in recreation vehicle adhesives applications and continued strong levels of commercial aircraft production, partially offset by decreased sales to automotive OEM's due to design-outs. Net sales for flexible packaging applications increased due to the combined effects of market share gains in the United States and increased international sales.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999
                             (Dollars in Thousands)

     Cost of Goods Sold. Cost of goods sold increased 7.1% from first quarter 1998 to $37.9 million. Gross margin for the first quarter improved slightly to 31.9% from 31.7%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 and 1998, respectively were $11.8 million. As a percentage of net sales, selling, general and administrative expenses decreased by 7.0% to 21.2% from 22.8% in the first quarter of 1998 primarily due to expanding net sales as well as efficiencies achieved in general and administrative expenses.

     Interest Expense. Interest expense was $3.5 million for the first three months of 1999 representing a 13% decrease from the comparable period in 1998. This decrease was due primarily to the payment of the Company's $30.0 million term loan in April 1998.

     Income Taxes. Income tax expense increased by $.7 million to $1.1 million in 1999 over 1998, due primarily to an increase in pretax income.

     Net Income. Net income was $1.4 million, representing a 1740.0% increase over 1998. This increase was primarily the result of the factors discussed above.

YEAR 2000 READINESS DISCLOSURE

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

     The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed in the third quarter of 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed in the third quarter of 1999. The Company is currently confirming the state of readiness of its primary vendors. Upon completion of this process, management will develop and implement any necessary contingency plans.

     The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions have not been and are not

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 MARCH 31, 1999
                             (Dollars in Thousands)

expected to be material. Many of the required tasks to determine compliance of its systems have been completed at May 14, 1999 and the Company estimates that its effort will be complete by the third quarter of 1999 for both its financial and operational systems. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $5.4 million in the first quarter of 1999. Net income, depreciation and amortization, and the increase in accounts payable provided approximately $4.1 million and $3.5 million of cash flow from operations, respectively, for the three months ended March 31, 1999. The increase in accounts payable is at a level consistent with that of the three months ended March 31, 1998. These increases in cash flow from operations were offset by increases in accounts receivable of $5.4 million, buildup of inventory levels in the first quarter of $4.1 million and decreases in accrued expenses of $3.9 million. The increases in accounts receivable in the first quarter of 1999 are consistent with the percentage sales increases year over year from first quarter 1998, excluding Mercer which was sold in April 1998. The decrease in accrued expenses in the first quarter is due primarily to the payment of approximately $6.0 million of interest in February 1999 on the Company's $125.0 million Senior Subordinated Notes (Notes).

     Net cash used in investing activities was $2.2 million and resulted from capital additions to property plant and equipment in the first quarter of 1999.

     Net cash provided by financing activities was $7.9 million for the three months ended March 31, 1999.

     The Company's bank debt at March 31, 1999 consists of $125.0 million Senior Subordinated Notes (Notes), $8.0 million drawn under its Revolving Credit Facility and $845 drawn under a $1.0 million facility obtained by its Singapore-based sales office. The Company has a $21.1 million available under its Revolving Credit Facility and an additional $20.0 million revolving credit commitment which is supplemental to the Revolving Credit Facility available for acquisition financing.

     Interest payments on the Notes and under the Revolving Credit Facility represent significant obligations of the Company. The Notes require semiannual interest payments on February 1, and August 1. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates that capital expenditures will approximate $7.7 million in 1999, including approximately $3.3 million of which relates to environmental expenditures for which the Company has been or will be indemnified pursuant to acquisition agreements. Exclusive of the impact of any future acquisitions, the Company does not expect is capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At March 31, 1999, the Company would have been able to borrow $21.1 million under the Revolving Credit Facility. The Company has an additional $20.0 million revolving credit commitment which is supplemental to the Revolving Credit Facility. On April 20, 1999, the Company completed an asset purchase of the flexible packaging coatings business from the

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 MARCH 31, 1999
                             (Dollars in Thousands)

Valspar Corporation for approximately $15.7 million. The Company funded the acquisition through additional borrowings on its Revolving Credit Facility and internally generated cash. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Revolving Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 14, 1999. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 14, 1999 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27 Financial Data Schedule

(b) Reports on Form 8-K

     None.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: May 14, 1999                        Officer