Form 10-Q
period 1999-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1999-08-13
CIK 1048914

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

                  For the quarterly period ended June 30, 1999

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 1999 and December
  31, 1998..................................................       1
Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 1999 and 1998.......................       2
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1999 and 1998..............................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       8
PART II.  OTHER INFORMATION
6. Exhibit and Reports on Form 8-K..........................      11
Signatures..................................................      12

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1999            1998
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  4,944        $  5,863
  Accounts receivable, net..................................       43,189          32,710
  Inventories, net..........................................       23,083          19,822
  Other current assets......................................        4,935           5,359
                                                                 --------        --------
Total current assets........................................       76,151          63,754
Property, plant, and equipment, net.........................       50,778          49,497
Goodwill, net...............................................      109,353         101,205
Deferred financing costs, net...............................        9,322           9,913
Other assets................................................        4,558           1,435
                                                                 --------        --------
Total assets................................................     $250,162        $225,804
                                                                 ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................     $ 19,619        $ 16,400
  Accrued expenses..........................................       16,483          13,452
  Other current liabilities.................................        1,600           2,200
  Current portion of long-term debt.........................       18,725           1,802
  Current portion of capital lease obligations..............          134             161
                                                                 --------        --------
Total current liabilities...................................       56,561          34,015
Long-term debt, less current portion........................      125,700         126,900
Capital lease obligations, less current portion.............        3,350           3,401
Other long-term liabilities.................................        7,123           7,294
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and
  outstanding...............................................           --              --
Additional paid-in capital..................................       55,832          55,652
Retained earnings...........................................        4,168             949
Management notes receivable.................................       (2,535)         (2,535)
Cumulative translation adjustment...........................          (37)            128
                                                                 --------        --------
Total stockholder's equity..................................       57,428          54,194
                                                                 --------        --------
Total liabilities and stockholder's equity..................     $250,162        $225,804
                                                                 ========        ========

          See Accompanying Notes to Consolidated Financial Statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   JUNE 30, 1999                  JUNE 30, 1998
                                            ---------------------------    ---------------------------
                                            THREE MONTHS    SIX MONTHS     THREE MONTHS    SIX MONTHS
                                               ENDED           ENDED          ENDED           ENDED
                                            ------------    -----------    ------------    -----------
                                            (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Net sales...............................      $63,184        $118,816        $50,922        $102,669
Cost of goods sold......................       43,116          80,996         34,601          69,961
                                              -------        --------        -------        --------
Gross profit............................       20,068          37,820         16,321          32,708
Selling, general and administrative
  expenses..............................       11,946          23,750         11,234          23,078
                                              -------        --------        -------        --------
Operating income........................        8,122          14,070          5,087           9,630
Other income (expense)
  Interest expense, net.................       (3,870)         (7,332)        (3,566)         (7,616)
  Loss on sale of business..............           --              --         (1,110)         (1,110)
                                              -------        --------        -------        --------
Other (expense), net....................       (3,870)         (7,332)        (4,676)         (8,726)
Income before income taxes and
  extraordinary loss....................        4,252           6,738            411             904
Income taxes............................        2,413           3,519            337             755
                                              -------        --------        -------        --------
Income before extraordinary loss........        1,839           3,219             74             149
Extraordinary loss (net of tax
  benefit)..............................           --              --           (176)           (176)
                                              -------        --------        -------        --------
Net income (loss).......................      $ 1,839        $  3,219        $  (102)       $    (27)
                                              =======        ========        =======        ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 1999    JUNE 30, 1998
                                                                -------------    -------------
                                                                 (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................       $ 3,219         $    (27)
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................         5,278            4,685
  Amortization of deferred financing costs..................           590              593
  Extraordinary loss........................................            --              176
  Loss on sale of business..................................            --            1,025
  Compensation expense under management incentive plans.....           180               --
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (9,214)          (7,048)
     Inventories............................................        (2,491)          (1,701)
     Prepaid expenses and other assets......................           (22)             803
     Accounts payable.......................................         3,219            3,203
     Accrued expenses and other.............................         2,150            3,916
                                                                   -------         --------
Net cash provided by operating activities...................         2,909            5,625
INVESTING ACTIVITIES
  Acquisition of business...................................       (15,809)          (5,108)
  Sale of business..........................................            --           35,308
  Purchase of property, plant and equipment.................        (3,505)          (1,059)
                                                                   -------         --------
Net cash provided by (used in) investing activities.........       (19,314)          29,141
FINANCING ACTIVITIES
  Deferred financing costs..................................            --             (283)
  Payments on long-term debt................................        (1,000)         (30,081)
  Payments on capital lease obligations.....................           (77)             (38)
  Proceeds from revolving credit facilities.................        21,723              383
  Payments on revolving credit facilities...................        (5,000)              --
                                                                   -------         --------
Net cash provided by (used in) financing activities.........        15,646          (30,019)
Effect of exchange rates on cash............................          (160)               8
                                                                   -------         --------
Net increase (decrease) in cash and cash equivalents........          (919)           4,756
Cash and cash equivalents at beginning of period............         5,863            6,413
                                                                   -------         --------
Cash and cash equivalents at end of period..................       $ 4,944         $ 11,169
                                                                   =======         ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended June 30, 1999 and 1998, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's Chief Operating Decision Maker assess performance and make decisions about resource allocation on a consolidated basis as the Company is one operating segment. The Company operates in the adhesives sealants and coatings segment of the specialty chemicals industry.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in its 1998 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. INVENTORIES

     Inventories are summarized as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
                                                        --------    ------------
Raw Materials.......................................    $ 9,495       $ 8,515
Work in process.....................................        427           326
Finished Goods......................................     13,161        10,981
                                                        -------       -------
                                                        $23,083       $19,822
                                                        =======       =======

3. ACQUISITION

     On April 20, 1999, the Company completed an asset purchase of the flexible packaging coatings business from The Valspar Corporation for approximately $15.7 million. The Company paid cash and borrowed $13.7

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                             (Dollars in Thousands)

million under its revolving credit facility. The transaction was accounted for as a purchase and as such, the results of operations subsequent to the date of acquisition have been included in consolidated statement of operations of the Company. Goodwill of approximately $10.7 million was recognized in the acquisition and is being amortized over a period of 15 years. The financial statements reflect the preliminary allocation of the purchase price until final valuation of the net assets acquired.

4. COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, respectively, the calculation of comprehensive income is as follows:

                                                       JUNE 30, 1999               JUNE 30, 1998
                                                 -------------------------   -------------------------
                                                 THREE MONTHS   SIX MONTHS   THREE MONTHS   SIX MONTHS
                                                 ------------   ----------   ------------   ----------
Net income as reported.........................     $1,839        $3,219        $(102)         $(27)
Foreign currency translation adjustment........        (81)         (165)          (4)            8
                                                    ------        ------        -----          ----
Comprehensive income...........................     $1,758        $3,054        $(106)         $(19)
                                                    ======        ======        =====          ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company exists to acquire, consolidate and operate specialty chemical businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. The Company began operations in March 1996 with the acquisition of SIA Adhesives, a manufacturer of specialty adhesives used primarily in the automotive, aerospace and general industrial markets. In August 1996, the Company acquired Pierce & Stevens, a developer and manufacturer of specialty coatings and adhesives for performance-oriented niche applications. In August 1997, the Company acquired in a single transaction the net assets of Laporte Construction Chemicals North America, Inc. (OSI), Evode-Tanner Industries, Inc. (Tanner), and Mercer Products Company, Inc. (Mercer). These businesses manufacture, market and distribute adhesives and sealants primarily utilized in housing repair, remodeling and construction and industrial markets. In April 1998, the Company sold Mercer to Burke Industries, Inc. In June 1998, the Company acquired the net assets of the Coatings and Adhesives Division of K.J. Quinn & Co., Inc. (C&A Division), a developer and manufacturer of specialty polyurethane formulations for adhesives and coatings. In August 1998, the Company acquired the PL Adhesives & Sealants brand and product line (PL). In April 1999, the Company acquired the flexible packaging coatings business from The Valspar Corporation. The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods after their respective dates of acquisition.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Net Sales. Net sales for the first six months of 1999 were $118.8 million, an increase of $16.1 million or 15.7%, over the comparable period in 1998. Excluding the impact of Mercer sales in 1998, net sales increased 24.4% due to organic growth (approximately 8.3%) and growth through acquisition (approximately 16.1%). The organic growth was primarily the result of increased sales for housing repair, remodeling and construction adhesive applications. Sales of industrial, flexible packaging and insulation coating applications increased from

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                             (Dollars in Thousands)

the prior year. Industrial sales increases were driven by increased share in recreation vehicle adhesives applications and continued strong levels of commercial aircraft production. Sales for flexible packaging applications increased due to the combined efforts of market share gains in the United States and increased international sales.

     Cost of Goods Sold. Cost of goods sold increased 15.8% from the first six months of 1998 to $81.0 million. Gross margin for year to date 1999 remained constant at approximately 31.8% relative to the prior year. This reflects improvements in raw material costs offset by the lower margins associated with the phase in of production of PL and Valspar products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.8 million and $23.1 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% from 22.5% in 1998. This decrease was due primarily to lower corporate overhead charges as a percentage of rapidly expanding net sales and other efficiencies.

     Interest Expense. Interest expense was $7.3 million for the first six months of 1999 representing a 6.0% decrease from the comparable period in 1998. This decrease was due primarily to the payment of $30.0 million in long term debt in April 1998.

     Loss on sale of business. In April 1998, the Company sold Mercer and recognized a book loss of approximately $1.1 million.

     Income Taxes. Income tax expense increased by $2.8 million to $3.5 million in 1999 over 1998, due to the increase in pretax income.

     Extraordinary loss. The extraordinary loss of $176, net of income tax benefit of $117, in the first six months of 1998, was related to the write-off of deferred financing costs resulting from the early extinguishment of debt.

     Net Income. Net income was $3.2 million, representing a $3.2 million increase over 1997. This increase was primarily the result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Net Sales. Net sales for the three months ended June 30, 1999 were $63.2 million, an increase of $12.3 million, or 24.1%, over the comparable period in 1998. Net of acquisitions and disposition, net sales increased 7.2% in the second quarter from the prior year.

     Cost of Goods Sold. Cost of goods sold increased 24.6% from the second quarter of 1998 to $43.1 million. Gross margin for the quarter declined slightly to 31.8% relative to the prior year. This slight decline is primarily the result of additional manufacturing and materials cost incurred during the phase in of production of PL and Valspar acquisitions into the Company's facilities. Integration of production of PL products was completed in the second quarter of 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million and $11.2 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 18.9% from 22.0% in 1998. This decrease was due primarily to lower corporate overhead charges as a percentage of rapidly expanding net sales and other efficiencies.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 1999
                             (Dollars in Thousands)

     Interest Expense. Interest expense was $3.9 million for the second quarter of 1999 representing a 5.0% increase from the comparable period in 1998, due primarily to the increased interest expense associated with the financing of the Valspar acquisition.

     Loss on sale of business. In April 1998, the Company sold Mercer and recognized a book loss of approximately $1.1 million.

     Income Taxes. Income tax expense increased by $2.1 million over second quarter 1998 to $2.4 million in 1999, due to the increase in pretax income.

     Extraordinary loss. The extraordinary loss of $176, net of income tax benefit of $117, in the three months ended June 30, 1998, was related to the write-off of deferred financing costs resulting from the early extinguishment of debt.

     Net Income. Net income was $1.8 million, representing a $1.9 million increase over 1998. This increase was primarily the result of the factors discussed above.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1999
                             (Dollars in Thousands)

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

     The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed in the third quarter of 1999 with the exception of one subsidiary where these efforts will not be completed until the fourth quarter of 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed in the third quarter of 1999. The Company is currently confirming the state of readiness of its primary vendors. Upon completion of this process, management will develop and implement any necessary contingency plans.

     The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions have not been and are not expected to be material. Many of the required tasks to determine compliance of its systems have been completed at August 13, 1999 and the Company estimates that its effort will be complete, except as noted above, by the third quarter of 1999 for both its financial and operational systems. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.9 million in the first six months of 1999. Net income, depreciation and amortization provided approximately $9.1 million of cash flow from operations for the first six months of 1999. Accounts payable and accrued expenses increased $5.4 million in the first six months of 1999.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 JUNE 30, 1999
                             (Dollars in Thousands)

The increase in accounts payable was related to higher production levels. The increase in accrued expenses was due primarily to the increase in accrued income taxes in 1999. These increases in cash flow from operations were offset by increases in accounts receivable of $9.2 million, net buildup of inventory levels in the first half of 1999 of $2.4 million. The increases in accounts receivable in the first half of 1999 are consistent with the percentage sales increases year over year from 1998, excluding Mercer which was sold in April 1998.

     Net cash used in investing activities was $19.3 million and resulted from capital additions to property plant and equipment in the first half of 1999 of $3.5 million and the acquisition of the flexible packaging coatings business from The Valspar Corporation in April 1999.

     Net cash provided by financing activities was $15.7 million for the first half of 1999.

     The Company's bank debt at June 30, 1999 consists of $125.0 million Senior Subordinated Notes (Notes), $16.7 million drawn under its Revolving Credit Facility and $800 drawn under a $1.0 facility obtained by its Singapore-based sales office. The Company has a $12.5 million available under its Revolving Credit Facility and an additional $20 million revolving credit commitment which is supplemental to the Revolving Credit Facility available for acquisition financing.

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

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At June 30, 1999, the Company would have been able to borrow $12.5 million under the Revolving Credit Facility. The Company has an additional $20.0 million revolving credit commitment which is supplemental to the Revolving Credit Facility. The Company believes that based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Revolving Credit Facility). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

     The Company's future operating performance and ability to repay or refinance the Notes will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     The Company has engaged an investment banking firm to explore strategic alternatives with respect to the Company's ownership structure.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                                 JUNE 30, 1999
                             (Dollars in Thousands)

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

        Uncertainties relating to the Company's ability to consummate its business strategy, including realizing synergies and cost savings from the integration of its acquired businesses;

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of August 13, 1999. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors. The Company have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 13, 1999 or to reflect the occurrence of unanticipated events.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT

                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT

                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: August 13, 1999                     Officer