Form 10-Q
period 1999-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 1999-11-15
CIK 1048914

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

               For the quarterly period ended September 30, 1999

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at September 30, 1999 and
  December 31, 1998.........................................       1
Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1999 and 1998..................       2
Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1999 and 1998.........................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
PART II.  OTHER INFORMATION
6. Exhibit and Reports on Form 8-K..........................      10
Signatures..................................................      11

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  6,134         $  5,863
  Accounts receivable, net..................................        43,266           32,710
  Inventories, net..........................................        24,151           19,822
  Other current assets......................................         5,337            5,359
                                                                  --------         --------
Total current assets........................................        78,888           63,754
Property, plant, and equipment, net.........................        51,376           49,497
Goodwill, net...............................................       107,705          101,205
Deferred financing costs, net...............................         9,023            9,913
Other assets................................................         4,190            1,435
                                                                  --------         --------
Total assets................................................      $251,182         $225,804
                                                                  ========         ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................      $ 18,651         $ 16,400
  Accrued expenses..........................................        14,598           13,452
  Other current liabilities.................................         1,200            2,200
  Current portion of long-term debt.........................         6,089            1,802
  Current portion of capital lease obligations..............           193              161
                                                                  --------         --------
Total current liabilities...................................        40,731           34,015
Long-term debt, less current portion........................       140,747          126,900
Capital lease obligations, less current portion.............         3,444            3,401
Other long-term liabilities.................................         6,819            7,294
Stockholder's equity:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................            --               --
Additional paid-in capital..................................        55,960           55,652
Retained earnings...........................................         6,059              949
Management notes receivable.................................        (2,535)          (2,535)
Cumulative translation adjustment...........................           (43)             128
                                                                  --------         --------
Total stockholder's equity..................................        59,441           54,194
                                                                  --------         --------
Total liabilities and stockholder's equity..................      $251,182         $225,804
                                                                  ========         ========

          See Accompanying Notes to Consolidated Financial Statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                                          ---------------------------    ---------------------------
                                          THREE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                             ENDED           ENDED          ENDED           ENDED
                                          ------------    -----------    ------------    -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Net sales.............................      $63,027        $181,843        $55,445        $158,115
Cost of goods sold....................       43,070         124,066         37,721         107,683
                                            -------        --------        -------        --------
Gross profit..........................       19,957          57,777         17,724          50,432
Selling, general and administrative
  expenses............................       12,304          36,054         11,436          34,514
                                            -------        --------        -------        --------
Operating income......................        7,653          21,723          6,288          15,918
Other expense.........................
  Interest expense, net...............       (3,900)        (11,233)        (3,650)        (11,266)
  Loss on sale of business............           --              --             --          (1,110)
                                            -------        --------        -------        --------
Other expense, net....................       (3,900)        (11,233)        (3,650)        (12,376)
Income before income taxes and
  extraordinary loss..................        3,753          10,490          2,638           3,542
Income taxes..........................        1,862           5,380          1,238           1,992
                                            -------        --------        -------        --------
Income before extraordinary loss......        1,891           5,110          1,400           1,550
Extraordinary loss (net of tax
  benefit)............................           --              --             --            (176)
                                            -------        --------        -------        --------
Net income............................      $ 1,891        $  5,110        $ 1,400        $  1,374
                                            =======        ========        =======        ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                             ----------------------------------------
                                                             SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                             ------------------    ------------------
                                                                (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net income...............................................         $  5,110              $  1,374
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization..........................            8,172                 6,907
  Amortization of deferred financing costs...............              889                   881
  Extraordinary loss.....................................               --                   176
  Loss on sale of business...............................               --                 1,025
  Compensation expense under management incentive
     plans...............................................              308                    --
  Changes in operating assets and liabilities (excluding
     the effects of acquisitions/disposition):
     Accounts receivable.................................           (9,291)              (12,290)
     Inventories.........................................           (3,559)               (1,496)
     Prepaid expenses and other assets...................             (112)                  (34)
     Accounts payable....................................            2,252                 6,395
     Accrued expenses and other..........................             (399)                2,801
                                                                  --------              --------
Net cash provided by operating activities................            3,370                 5,739
INVESTING ACTIVITIES
  Acquisition of business................................          (15,809)              (15,089)
  Sale of business.......................................               --                35,308
  Purchase of property, plant and equipment..............           (5,280)               (2,109)
                                                                  --------              --------
Net cash provided by (used in) investing activities......          (21,089)               18,110
FINANCING ACTIVITIES
  Deferred financing costs...............................               --                  (282)
  Payments on long-term debt.............................           (1,000)              (30,081)
  Payments on capital lease obligations..................               75                  (111)
  Proceeds from revolving credit facilities..............           38,662                 4,511
  Payments on revolving credit facilities................          (19,576)                   --
                                                                  --------              --------
Net cash provided by (used in) financing activities......           18,161               (25,963)
Effect of exchange rates on cash.........................             (171)                   --
                                                                  --------              --------
Net increase (decrease) in cash and cash equivalents.....              271                (2,114)
Cash and cash equivalents at beginning of period.........            5,863                 6,413
                                                                  --------              --------
Cash and cash equivalents at end of period...............         $  6,134              $  4,299
                                                                  ========              ========

          See accompanying Notes to Consolidated Financial Statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended September 30, 1999 and 1998, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's Chief Operating Decision Maker assess performance and make decisions about resource allocation on a consolidated basis as the Company is one operating segment. The Company operates in the adhesives, sealants and coatings segment of the specialty chemicals industry.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2. INVENTORIES

     Inventories are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
Raw Materials....................................       $ 9,636         $ 8,515
Work in process..................................           567             326
Finished Goods...................................        13,948          10,981
                                                        -------         -------
                                                        $24,151         $19,822
                                                        =======         =======

3. ACQUISITION

     On April 20, 1999, the Company completed an asset purchase of the flexible packaging coatings business from The Valspar Corporation for approximately $15.8 million. The Company paid cash and borrowed $13.7

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

million under its revolving credit facility. The transaction was accounted for as a purchase and as such, the results of operations subsequent to the date of acquisition have been included in consolidated statement of operations of the Company. Goodwill of approximately $10.6 million was recognized in the acquisition and is being amortized over a period of 15 years.

4. COMPREHENSIVE INCOME

     For the three and nine months ended September 30, 1999 and 1998, respectively, the calculation of comprehensive income is as follows:

                                                   SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                               --------------------------   --------------------------
                                               THREE MONTHS   NINE MONTHS   THREE MONTHS   NINE MONTHS
                                               ------------   -----------   ------------   -----------
Net income as reported.......................     $1,891        $5,110         $1,400        $1,374
Foreign currency translation adjustment......         (6)         (171)            31            39
                                                  ------        ------         ------        ------
Comprehensive income.........................     $1,885        $4,939         $1,431        $1,413
                                                  ======        ======         ======        ======

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

RESULTS OF OPERATIONS

     Net Sales. Net sales for the first nine months of 1999 were $181.8 million, an increase of $23.7 million, or 15.0%, over the comparable period in 1998. Excluding the impact of Mercer sales in 1998, net sales increased 20.5% due to organic growth (approximately 8.4%) and growth through acquisition (approximately 12.1%). The organic growth was primarily the result of increased sales of insulation coating and for housing repair, remodeling and construction adhesive applications. Sales of flexible packaging and shipments for industrial applications also increased from the prior year.

     Cost of Goods Sold. Cost of goods sold increased 15.2% from the first nine months of 1998 to $124.1 million. Gross margin percentage for year to date 1999 was 31.8% compared with 31.9% in the prior

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

year. This reflects improvements in raw material costs offset by the lower margins associated with the phase in of production of PL and Valspar applications.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 and 1998, respectively were $36.1 million and $34.5 million. As a percentage of net sales, selling, general and administrative expenses decreased 9.1% to 19.8% from 21.8% in 1998. This decrease is due primarily to maintaining corporate overhead costs relatively constant despite rapidly expanding net sales as well as other operating efficiencies.

     Interest Expense. Interest expense was $11.2 million for the first nine months of 1999 and 1998.

     Loss on sale of business. In April 1998, the Company sold Mercer and recognized a book loss of approximately $1.1 million.

     Income Taxes. Income tax expense increased by $3.4 million to $5.4 million in 1999 over 1998, due to the increase in pretax income.

     Extraordinary loss. The extraordinary loss of $176, net of income tax benefit of $117, in the first nine months of 1998, relates to the write-off of deferred financing costs resulting from the early extinguishment of debt.

     Net Income. Net income was $5.1 million, representing a $3.7 million increase over 1998. This increase was primarily the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales for the three months ended September 30, 1999 were $63.0 million, an increase of $7.6 million, or 13.7%, over the comparable period in 1998. Net of acquisitions, net sales increased 8.6% in the third quarter over the prior year.

     Cost of Goods Sold. Cost of goods sold increased 14.2% from the third quarter of 1998 to $43.1 million. Gross margin for the quarter declined slightly to 31.7% relative to the prior year. This slight decline was the result of costs incurred during the phase-in of production of Valspar applications into the Company's facilities as well as sales mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998, respectively were $12.3 million and $11.4 million. As a percentage of net sales, selling, general and administrative expenses decreased 5.3% to 19.5% from 20.6% in 1998. This decrease is due primarily to maintaining corporate overhead costs relatively constant despite rapidly expanding net sales as well as other operating efficiencies.

     Interest Expense. Interest expense was $3.9 million for the third quarter of 1999 representing a 6.8% increase from the comparable period in 1998, due primarily to the increased interest expense associated with the financing of the Valspar acquisition.

     Income Taxes. Income tax expense increased by $0.7 million over third quarter 1998 to $1.9 million in 1999, due to the increase in pretax income.

     Net Income. Net income was $1.9 million, representing a $0.5 million increase over 1998. This increase was primarily the result of the factors discussed above.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

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

     The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The remediation, testing and implementation of all critical IT systems was completed in the third quarter of 1999 with the exception of one subsidiary where these efforts will not be completed until the fourth quarter of 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed in the fourth quarter of 1999. The Company continues to confirm the state of readiness of its primary vendors and develop and implement any necessary contingency plans.

     The Company believes that, with modification of existing computer systems, updates by vendors and conversion to new software in the ordinary course of business, the year 2000 issue will not have a material impact on the Company's operations. The costs of modifications and conversions have not been and are not expected to be material. Many of the required tasks to achieve compliance of its systems have been completed at November 15, 1999 and the Company estimates that its effort will be completed in the fourth quarter of 1999 for both its financial and operational systems. There can be no assurance, however, that as a result of the failure of major customers or suppliers to properly address their year 2000 issues, or as a result of a delay or oversight in the Company's efforts, that the year 2000 issue will not have a material impact on the business and operations of the Company. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.4 million in the first nine months of 1999. Net income, depreciation and amortization provided approximately $13.3 million of cash flow from operations for the first nine months of 1999. Accounts payable and accrued expenses increased $1.9 million in the first nine months of 1999. These increases in cash flow from operations were offset by increases in accounts receivable of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

$9.3 million, net buildup of inventory levels of $3.6 million. The increases in accounts receivable are consistent with the percentage sales increases year over year from 1998, excluding Mercer which was sold in April 1998.

     Net cash used in investing activities was $21.1 million and resulted from capital additions to property plant and equipment in the first nine months of 1999 of $5.3 million and the acquisition of the flexible packaging coatings business from The Valspar Corporation in April 1999.

     Net cash provided by financing activities was $18.2 million for the first nine months of 1999.

     The Company's bank debt at September 30, 1999 consists of $125.0 million Senior Subordinated Notes (Notes), $19 million drawn under a $20.0 million facility which was supplemental to the Company's $30.0 million Revolving Credit Facility and $0.9 million drawn under a $1.5 million facility obtained by its Singapore-based sales office. In July 1999, the Company borrowed $20.0 million under the supplemental facility and used the proceeds to repay funds borrowed under the $30.0 million Revolving Credit Facility related to the Valspar acquisition and for general corporate purposes. According to the provisions of the Company's Revolving Credit Agreement, the $20.0 million drawn under the supplemental facility became a term loan. Approximately $1.0 million principal repayment is due each quarter beginning at September 30, 1999. The Company has a approximately $29.1 million available under its $30.0 million Revolving Credit Facility.

     Interest payments on the Notes and under the Facilities represent significant obligations of the Company. The Notes require semiannual interest payments on February 1, and August 1. The Company's remaining liquidity demands relate to capital expenditures and working capital needs. The Company anticipates that capital expenditures will approximate $7.7 million in 1999, including approximately $3.3 million of which relates to environmental expenditures for which the Company has been or will be indemnified pursuant to acquisition agreements. Exclusive of the impact of any future acquisitions, the Company does not expect its capital expenditure requirements to increase materially in the foreseeable future.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with $30.0 million of borrowings, subject to availability under its borrowing base. At September 30, 1999, the Company would have been able to borrow $29.1 million under the Revolving Credit Facility. The Company believes that, based on current and anticipated financial performance, cash flow from operations and borrowings under the Revolving Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments (including interest payments on the Notes and amounts outstanding under the Facilities). However, the Company's capital requirements may change, particularly if the Company should complete any additional material acquisitions. The ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

                               SEPTEMBER 30, 1999
                             (Dollars in Thousands)

     As previously discussed in the June 30, 1999 Quarterly Report on Form 10-Q, the Company continues to explore strategic alternatives with respect to its ownership structure through use of an investment banking firm.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of November 15, 1999. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors. The Company have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 15, 1999 or to reflect the occurrence of unanticipated events.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: November 15, 1999                   Officer