Form 10-K405
period 1999-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2000-03-24
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999
                                  OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Approximately 75% of the voting stock of the registrant is held by an affiliate of the registrant.

     On March 24, 2000, the registrant had 1,436,239 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a leading developer, producer and distributor of adhesives, sealants and coatings for use in four primary markets: industrial; flexible packaging; overprint coatings; and housing repair, remodeling and new construction. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. We believe that approximately 45% of our 1999 pro forma net sales were from applications in which we have the number one or two position in the United States. We frequently design our products in cooperation with our customers to meet unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

     We are headquartered in Chicago, Illinois, and were formed by Robert B. Covalt and other investors to acquire and consolidate specialty chemicals businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. We have successfully expanded our business through six strategic acquisitions which we have integrated into our three business units: SIA Tanner, Pierce & Stevens and OSI Sealants. SIA Tanner manufactures high-performance specialty adhesives and coatings for automotive, aerospace, recreational vehicle, manufactured housing, air handling and transportation textile applications. Pierce & Stevens manufactures coating and adhesive products for overprint coating, flexible packaging and industrial applications. OSI Sealants manufactures branded caulks, sealants and adhesives for professional contractors and do-it-yourself applications. We plan to continue our growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

     The chart below depicts our organizational structure and principal applications of each business unit.

                      SOVEREIGN SPECIALTY CHEMICALS GRAPH

DEVELOPMENTS

     On December 30, 1999, SSCI Investors LLC, an entity owned by an investor group led by AEA Investors Inc., acquired approximately 75% of our capital stock, with the balance owned by other investors, including our current management team. The aggregate purchase price for the transaction was $360.0 million, including the retained equity interest, assuming a balance sheet free of cash and indebtedness. AEA Investors Inc. is an international private equity firm supported by industrial families and chief executives of major corporations from around the world.

INDUSTRY OVERVIEW

     We operate in one business segment, the production, manufacture and distribution of adhesives, sealants and coatings. The adhesives, sealants and coatings segment of the specialty chemicals industry is a large and growing global segment, which has exhibited strong stable growth. Total sales for the adhesives, sealants and coatings segment in the United States were approximately $30.1 billion in 1998. Adhesives are replacing mechanical fasteners in many manufacturing processes, and adhesives and sealants can reduce weight and parts requirements and provide superior performance characteristics such as protection against corrosion and vibration. In addition, we expect international sales of adhesives, sealants and coatings to grow due to increased use in developing markets.

      Adhesives, sealants and coatings are used in a wide range of products with applications in numerous categories, including

        - Industrial. Typical industrial applications include corrosion resistant industrial coatings, general assembly adhesives, fire-retardant textile coatings, coatings for electronic components and industrial lamination adhesives.

        - Consumer. Consumer applications include various consumer-applied adhesives such as white glues, caulks and sealants, architectural coatings and miscellaneous do-it-yourself sealing applications for bathtub and kitchen fixtures.

        - Automotive. Automotive applications include primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives.

        - Construction. Typical construction applications include contractor-applied architectural coatings, joint sealants and flooring and roofing adhesives.

        - Packaging. Packaging applications include portion packaging and flexible consumer packaging films and foils, seam sealers and container coatings.

        - Aerospace. Aerospace applications include commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

     The U.S. adhesives, sealants and coatings segment is highly fragmented with over 500 companies, a significant majority of which we believe are small and regional. While smaller companies have successfully competed in market niches, the industry is expected to consolidate as companies seek to enhance operating efficiencies in new product development, sales and marketing, distribution, production and administrative overhead. Larger specialty chemicals companies also benefit through a greater diversification of end-use applications, customers, technologies and geography, reducing the impact of industry or regional cyclicality.

     Total sales for the U.S. adhesives, sealants and coatings segment grew from approximately $13.8 billion in 1986 to approximately $30.1 billion in 1998, representing a compound annual growth rate of 6.7%. Continued future growth is expected to result from the following factors:

     New Markets and More Stringent Demands of End-Users. Adhesives and sealants are increasingly being used in new applications, particularly in the transportation and construction sectors, as end-users desire simpler design and manufacture, lower costs, improved bonding, lower weight, and reduced vibration and corrosion. For example, in the bonding of automotive window glass to steel body panels, high-performance adhesives provide structural reinforcement to the adjacent steel panels, thus providing additional integrity to the car body. In highway construction, new, long-lasting sealants are replacing traditional bitumen, a traditional sealant used between adjacent slabs of concrete and other materials that exhibit poor longevity.

     New Materials. The growing use of nonferrous parts including aluminum and plastics in car bodies, appliances, buildings and other fabricated goods requires the use of adhesives that are specially formulated to bond dissimilar materials. On these substrates, traditional mechanical fasteners are frequently not suitable.

     International Sales. International sales of adhesives, sealants and coatings are also to grow due to increased use of these products internationally. Total worldwide sales for adhesives, sealants and coatings were approximately $83.7 billion in 1998. In 1998, the United States accounted for approximately 36% of worldwide sales, while Europe accounted for approximately 40% of worldwide sales and Japan accounted for approximately 11% of worldwide sales. Sales to the remainder of the world accounted for approximately 13% of total segment sales. Strong growth is expected in developing markets, particularly in the Far East, Eastern Europe and Latin America.

COMPETITIVE STRENGTHS

     We believe we have the following competitive strengths:

     Leadership Positions in Attractive Market Niches. We enjoy leadership positions in growing, value-added market niches as a result of our customer-driven product development, reputation for quality, high levels of customer service and brand name recognition. Our brand and trade names are particularly well recognized among our customers, and include Pierce & Stevens(TM), OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(TM), Dualite(R), Hybond(R), Proxseal(TM), Magic Seal(R) and Glaze'N Seal(R). We believe our leadership positions, technological expertise and strong customer relationships provide us with significant advantages in the development of new products and the penetration of new market niches.

     Technological Expertise. We are a technology leader within the markets we serve. Our current technology portfolio, comprising numerous customized and proprietary formulations with unique performance characteristics, provides us with a broad technological base to satisfy our customers' requirements. We continually leverage our technological expertise to develop new products and additional applications for existing product formulations. In addition, we have enhanced our technological expertise both through cooperative research and development efforts and joint technological alliances with world-class suppliers, customers and universities.

     Strong Customer Relationships. Our business teams work hand-in-hand with our customers to develop innovative, high-performance solutions to satisfy current and future needs. By directly involving customers in the product development process, we strengthen our relationships with them and are better able to develop products that will add value to their businesses. We sell our products to some of the world's largest companies, including Airbus Industries, Baxter International Inc., The Boeing Company, General Motors Corporation, The Home Depot, Inc., Johns Manville Corporation, Lowe's Companies, Inc., Milliken & Company and The Stanley Works. Many of our industrial, overprint coatings and flexible packaging products have been certified through rigorous, customer-specific technical and regulatory approval processes. Once our products have been approved, our customers are often unwilling to switch to another supplier because of the significant costs involved. Our relationships with retailers and professional distributors of our housing repair, remodeling and construction products are strengthened by our broad product line, strong brands and reputation for quality. We have been doing business with 14 of our top 20 customers for over 10 years.

     Broad Product Offerings and Diverse Customer Base. We manufacture over 5,000 products that are sold through multiple distribution channels to over 5,000 customers for a wide variety of applications. In 1999, no single customer accounted for over 5% of our pro forma net sales, and our top 20 customers accounted for less than 30% of our pro forma net sales. This diversity of customers, products and distribution channels provides us with a broad base from which to increase sales and expand customer relationships, and reduces exposure to any particular customer, end market or geographic region.

     Proven Management Team. Our strong management team, led by Robert B. Covalt, averages over 22 years of experience in the specialty chemicals industry. Current members of management hold approximately 16% of our equity on a fully diluted basis. As part of our philosophy, management seeks to foster an entrepreneurial environment, which empowers employees and encourages and rewards individual initiative. This philosophy has been successful in generating top-line growth and improving profitability. Since inception, our management team has successfully executed and integrated six strategic acquisitions. From 1996 to 1999 we increased our annual net sales from $43.2 million to $237.4 million through acquisitions and internal growth.

BUSINESS STRATEGY

     Continued Focus on Niche Products in Attractive Markets. We will continue to develop product offerings for value-added, end-use applications with attractive growth prospects, including

        - structural adhesives

        - flame-retardant adhesives and coatings

        - food and medical packaging adhesives and coatings

        - environmentally friendly products

     Pursue Strategic Acquisitions. We have successfully grown through acquisitions and intend to pursue additional strategic acquisitions that will allow us to further increase sales in targeted markets. We believe that the high degree of fragmentation in the U.S. adhesives, sealants and coatings segment will continue to provide suitable acquisition candidates. Potential acquisition candidates will be evaluated based upon our ability to

        - expand our product line and customer relationships

        - enhance our product development capabilities

        - market products through new or expanded distribution channels

        - increase utilization of our available manufacturing capacity

        - generate cost savings

        - add to our technology portfolio

        - open new market opportunities

     Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through

        - cross-selling our products across the broader distribution and customer network that we have developed through our acquisitions

        - consolidating raw material and freight purchases to increase purchasing economies of scale

        - improving manufacturing and distribution operations

        - lowering working capital levels by optimizing SKU counts and inventory management

     Increase International Presence. We believe we have significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. While sales of adhesives, sealants and coatings outside the United States in 1999 represented approximately $57.1 billion or 64% of the worldwide market, our sales outside the United States represented less than 11% of our total revenues for 1999 with most of those sales consisting of export shipments. In addition, international sales are expected to benefit from the increased use of adhesives, sealants and coatings in developing markets. We intend to expand our global sales, particularly in Europe, Southeast Asia and Latin America, by

        - increasing sales and marketing activities in targeted regions

        - entering into strategic alliances

        - pursuing targeted acquisitions

We have sales and technical offices in Singapore and the United Kingdom. We manage our sales and marketing activities in Latin America through our existing operations in Mexico.

APPLICATIONS

     The table below sets forth selected applications in each of our four primary categories.

                  CATEGORY                                  SELECTED APPLICATIONS
                  --------                                  ---------------------
Industrial...................................   Aerospace structural adhesives
                                                Automotive structural, friction and trim
                                                adhesives
                                                Commercial insulation adhesives and coatings
                                                Flame-retardant textile adhesives and
                                                coatings
                                                Panel lamination adhesives for recreational
                                                vehicles
                                                Power staple and nail gun cartridge adhesives
Flexible Packaging...........................   Blister packaging adhesives and coatings
                                                Food and product packaging adhesives and
                                                coatings
                                                Food packaging laminating adhesives
Overprint Coatings...........................   High gloss, scratch and abrasion resistant
                                                coatings
Housing Repair, Remodeling and                  Aluminum and vinyl siding sealants
  Construction...............................   Drywall and subflooring adhesives
                                                Tub and tile sealants
                                                Window and door sealants

     Industrial. Our industrial products consist primarily of high-performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. We often develop structural adhesives in conjunction with the technical staff of our customers and they are used in many demanding automotive applications which include brake bonding and body panel assembly. Our aerospace bonding films are used to bond the composite tail structures in commercial aircraft and meet rigid performance requirements. In addition, we manufacture and market microspheres, including Dualite(R), a lightweight inert filler that can both reduce the weight and enhance the strength of products to which it is added. Our industrial customers include Airbus Industrie, Baxter International Inc., The Boeing Company, General Motors Corporation, Johns Manville Corporation, Milliken & Company and The Stanley Works.

     Flexible Packaging. We produce flexible packaging adhesives including: heat-activated lidding adhesives used to apply flexible paper or foil lids to plastic tubs used in the food industry, including individually packaged condiments, creamers and cream cheese tubs; film-to-film adhesives used to bond different types of plastic film, such as metalized and moisture barrier films used in snack food bags; foil or paper blister packaging for products such as pharmaceuticals, batteries, toys and tool accessories; and medical packaging adhesives.

     Overprint Coatings. We produce a variety of high quality, high gloss, scratch and abrasion resistant coatings used on paperback book and magazine covers, decorative packaging, annual reports, catalog covers, and playing and trading cards. We are a leading manufacturer of coatings for paperback book covers and trading cards. Overprint coatings customers include printers, custom coaters and magazine manufacturers.

     Housing Repair, Remodeling and Construction. Our housing repair, remodeling and construction products are primarily sealants and adhesives used in exterior and interior applications. We are a leader in aluminum and vinyl siding sealants as well as kitchen and bath sealants, offering ease of use, durability and color match capabilities. These products are marketed for do-it-yourself retail and professional applications. We offer a broad range of well-established branded products including PL(R) and Polyseamseal(R) for retail do-it-yourself applications and Pro-Series(R) and PL(R) for professional applications.

SALES AND MARKETING

     We operate an extensive sales and marketing network for our customers. This network consists of a direct sales force of over 50 professionals, as well as independent agents and distributors. This network works closely with customers to satisfy existing product needs and to identify new applications and product improvement opportunities. Our sales efforts are complemented by our product development and technical support staff, who work together with the sales force to develop new products based on customer needs. We augment our direct sales and marketing coverage through a network of distributors and independent agents who specialize in particular areas. This specialization allows our applications to gain access to a broader range of distribution channels and end users and further strengthens our brand names.

     Our sales and marketing efforts and customer relationships are enhanced by the numerous customer-specific technical approvals we have secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in customer specifications or qualified product lists. These qualification processes also reinforce the partnership between us and our customers and can lead to additional sales and marketing opportunities.

RAW MATERIALS

     We use a variety of specialty and commodity chemicals in our manufacturing processes. These raw materials are generally available from numerous independent suppliers. We typically purchase strategic raw materials on a contract basis. Some of our raw materials are derived from propylene, crude oil derivatives and ethylene. There have been historical periods of rapid and significant movements in the price of propylene, crude oil derivatives and ethylene both upward and downward. We have historically been successful in passing on price increases to our customers over a period of time, but may not be able to do so in the future.

TECHNOLOGY

     We maintain a strong commitment to technology, with over 75 chemists and chemical engineers focused on the development of new products and processes. We work hand-in-hand with our business teams and customers to develop innovative, high-performance solutions to satisfy current and future needs. This methodology of involving the customer throughout the product development process enhances the creation of products that will add value to our customers' businesses.

     Over recent years we have focused our research and development efforts on the development of high performance, environmentally safe products. This effort has led to a broad range of technologies and applications, including

     - high temperature resistant, reactive hot melt used in industrial construction applications reactive epoxy liquid used as structural bonding adhesive in truck bed assembly

     - acrylated epoxy ultraviolet/electron-beam curable systems used as coatings for multi-wall bags that allow bags to be stacked without slipping while greatly enhancing their appearance

     - pre-formulated dispersions that function as medical packaging adhesives, fiber locking binders, and food packaging lidding adhesives

     - advanced toughened epoxy systems used to bond composites and as surface films for composites in aircraft construction

     Our technical activities are further enhanced through alliances with key industry suppliers and large multi-national customers. These include BASF AG, Baxter International Inc., The Boeing Company, The

Dow Chemical Company, E.I. du Pont de Nemours and Company, and Johns Manville Corporation, among others.

     Our patents and qualified formulations, in combination with our customer integrated approach to product and application design, should enhance our ability to create a sustainable, competitive advantage in the next several years.

COMPETITION

     The adhesives, sealants and coatings segment of the specialty chemicals industry is highly competitive. This segment is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. No one company holds a dominant position on a national basis and very few compete across all levels of our product line. Our competitors include Ciba Specialty Chemicals, Cytec Industries Inc., GE Sealants and Adhesives (a unit of General Electric Company), H.B. Fuller Company, Imperial Chemical Industries PLC, Rohm & Haas Co. and RPM Incorporated. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Some of our competitors are larger, have greater financial resources and are less leveraged than we are. As a result, these competitors may be better able to withstand a change in market conditions within the specialty chemical industry and throughout the economy as a whole. These competitors may also be able to maintain significantly greater operating and financial flexibility than we can.

EMPLOYEES

     As of December 31, 1999, we had 686 employees, of whom 100 were members of unions under contracts which expire between 2001 and 2002. In April 1999, employees at our Akron facility conducted a two-day strike. This dispute was satisfactorily resolved. We believe that our relations with our employees are good.

ENVIRONMENTAL MATTERS

     We are subject to extensive laws and regulations pertaining to air emissions, waste water discharges, the handling and disposal of solid and hazardous wastes, the remediation of contamination, and otherwise relating to health, safety and protection of the environment. Our operations and the environmental condition of our real property could give rise to liabilities under these laws, which could result in material costs.

     In connection with our acquisitions, we have performed substantial due diligence to assess the environmental liabilities associated with acquired businesses and have negotiated contractual indemnifications, which, supplemented by commercial environmental insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. We do not currently believe that environmental liabilities will have a material adverse effect on our business, financial condition or results of operations. We cannot be certain, however, that indemnitors or insurers will in all cases meet their obligations or that the discovery of presently unidentified environmental conditions, or other unanticipated events, will not give rise to expenditures or liabilities that may have a material adverse effect.

     In connection with soil and groundwater contamination resulting from historic operations under prior ownership of our Greenville, South Carolina facility, in November 1994, the former owner of the business entered into a consent agreement with the South Carolina Department of Health and Environmental Control that requires the facility to complete investigation and remediation of soil and groundwater contamination at the site. These activities are currently projected to cost between approximately $3.0 million and $8.0 million. We are indemnified by the former owner with respect to this matter, excluding groundwater monitoring costs incurred after August 5, 2002, as well as certain other known and unknown pre-closing environmental liabilities, subject to an overall limit well in excess of the currently estimated cost of cleanup. The former owner has agreed to conduct and finance the investigation and remediation of this matter.

     Our facility located in Akron, Ohio is part of a larger industrial complex formerly operated by The B.F. Goodrich Company, the prior owner of SIA Adhesives, Inc. The B.F. Goodrich Company, as part of a voluntary cleanup agreement with the Ohio Environmental Protection Agency, is conducting an assessment of soil and groundwater contamination throughout the entire complex. In connection with our 1996 acquisition of SIA Adhesives, Inc., The B.F. Goodrich Company agreed to indemnify us with respect to this matter (as well as other known and unknown pre-closing environmental liabilities).

     In connection with the 1996 acquisition of Pierce & Stevens, our environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at various other areas of the Pierce & Stevens facilities. Our current estimate of the total cost of investigation and remediation is approximately $1.5 million, but this amount could be significantly higher, depending upon the extent of contamination. In connection with the acquisition, The Sherwin-Williams Company agreed to indemnify us with respect to this and other environmental and non-environmental pre-closing liabilities, subject to a $9.0 million overall limit. In June 1998, The Sherwin-Williams Company paid us $2.7 million as indemnification for the tank farm replacement as well as a number of other environmental issues. Upon receipt of the funds, we recorded an environmental reserve in other long term liabilities and other current liabilities. To date, approximately $2.3 million has been spent to address these issues, and we currently maintain an environmental reserve of approximately $0.4 million. The June 1998 settlement expressly acknowledged that the settlement does not affect our right to indemnification for matters not addressed in the settlement.

     As is the case with manufacturers in general, if a release of hazardous materials occurs at real property owned or operated by us or our predecessors or at any off-site disposal location utilized by us or our predecessors, we may be held strictly, jointly and severally liable for cleanup costs and natural resource damages under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar environmental laws. We have been named potentially responsible parties under these laws for cleanup of approximately fifteen multi-party waste disposal sites, the liability for several of which has been resolved, subject to standard terms, including the ability to reopen the matter, found in these kinds of settlements. Due to what we currently believe is our relatively minor contribution of waste to these sites, we do not believe that our liability with respect to these sites will have a material adverse effect on our business, financial condition or results of operations. In addition, the agreements with former owners of our business include indemnification for these issues.

     The U.S. Environmental Protection Agency issued a notice of violation to our Carol Stream, Illinois facility alleging that the facility stored hazardous waste onsite for greater than 90 days during a 13-day period in 1997. Under a consent agreement finalized in September 1999, the facility agreed to pay a penalty of $50,000 and to install a cooling water tower, which is expected to cost approximately $145,000. The penalty has been paid and construction of the cooling tower began in December 1999. In addition, the consent agreement requires the facility to close its main hazardous waste accumulation area at an estimated cost between approximately $15,000 and $100,000.

     Some of our facilities may be subject to maximum achievable control technology requirements that are anticipated to become effective in 2003 for surface coating manufacturing processes under Title III of the Clean Air Act Amendments of 1990. We do not currently believe that capital expenditures relating to achieving compliance with these requirements or other environmental regulations will have a material adverse effect on our business, financial condition or results of operations. However, environmental laws are constantly evolving and we cannot predict accurately the effect they may have upon our capital expenditures, cash flow or competitive position in the future. Should these laws become more stringent, the cost of compliance would increase. If we cannot pass on future costs to our customers, such increases may have an adverse effect on our business, financial condition or results of operations.

BACKLOG

     Most orders for our products are received and shipped in the same month. Total backlog orders at December 31, 1999 were approximately $11.3 million. All 1999 backlog orders are expected to be filled within the current year. Backlog orders at December 31, 1998 were $2.2 million.

PRODUCTION

     The production of adhesives, sealants and coatings is a multi-stage process which involves extensive formulation, mixing and, in some cases, chemical synthesis. Following one or more of these processes, the product is packaged in totes, drums, pails, cartridges or other delivery forms for sale based upon the customer's requirements. Our principal manufacturing processes are blending, polymerization, extrusion and film coating. Blending consists of dissolving or dispersing various compounds in organic solvents or water. In polymerization, vinyl, acrylic and urethane polymers are synthesized in closed reactor systems. Extrusion consists of feeding formulated materials through an extruder to compound pressure sensitive and hot melt products. Film coating consists of transferring blended formulations onto release paper or polyethylene liners to produce thin films of pressure sensitive, hot melt and epoxy products. Many of our manufacturing processes can be performed at more than one of our facilities.

ITEM 2. PROPERTIES

     We operate the manufacturing plants and facilities described in the table below. Management believes that our plants and facilities are maintained in good condition and are adequate for its present and estimated future needs.

     Listed below are the principal manufacturing facilities that we operate.

                              OWNED/       SQUARE
LOCATION                     LEASED(1)     FOOTAGE   APPLICATION SERVED
--------                     ---------     -------   ------------------
Akron, Ohio................    Owned       214,300   Industrial
Mentor, Ohio...............    Owned       175,000   Home Repair, Remodeling and Construction
Buffalo, New York..........    Owned       165,000   Industrial, Overprint Coatings, Flexible Packaging
Greenville, South
  Carolina.................   Leased(2)    104,500   Industrial
Carol Stream, Illinois.....    Owned        81,800   Industrial, Overprint Coatings, Flexible Packaging
LaGrange, Georgia..........    Owned        80,500   Home Repair, Remodeling and Construction
Kimberton, Pennsylvania....    Owned        55,900   Industrial, Overprint Coatings, Flexible Packaging
Mexico City, Mexico........   Leased(3)     24,400   Industrial, Overprint Coatings, Flexible Packaging
Seabrook, New Hampshire/
  Salisbury,
  Massachusetts............    Owned        21,800   Industrial, Flexible Packaging

------------------------------

(1) All of our owned facilities are subject to mortgages pursuant to the credit facility. In addition, the Seabrook, New Hampshire/Salisbury, Massachusetts property is subject to mortgages relating to the financing of the acquisition of the property.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 2004.

     Our executive offices are located in Chicago, Illinois. We also have sales and technical offices in Singapore and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 28, 1999, our former sole stockholder approved, by written consent, the amendment and restatement of our certificate of incorporation.

     On December 29, 1999 our stockholders approved, by written consent, (i) the adoption, and granting of options under, the Employee Stock Option Plan, (ii) the execution of certain employment and option agreements, (iii) the payment of certain amounts, including the accelerated vesting of the stock options, under certain circumstances, and (iv) the taking of all action by the company necessary to effectuate the foregoing in compliance with the stockholder approval requirements of Internal Revenue Code sec. 280G and the proposed Treasury Regulations issued thereunder.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 24, 2000, we had approximately forty holders of record of voting common stock and 3 holders of record of non-voting common stock. There is no public trading market for our equity securities. We have not declared dividends since January 1, 1998 and do not anticipate paying cash dividends on common stock in the forseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

     The following table presents our selected historical financial data and that of our predecessors at the dates and for the periods indicated. The data for the years ended December 31, 1995 and the three months ended March 31, 1996 are derived from the audited financial statements of our predecessor, Sovereign Engineered Adhesives L.L.C. The data for the nine months ended December 31, 1996 are derived from the financial statements of Sovereign Specialty Chemicals, L.P., our former parent. The data for the years ended December 31, 1997, 1998 and 1999 are derived from our audited financial statements. The information set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere herein.

                                                  PREDECESSOR                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                          ---------------------------   ---------------------------------------------------------
                                                         THREE MONTHS   NINE MONTHS
                                           YEAR ENDED       ENDED          ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,    MARCH 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1995           1996         1996(1)          1997           1998           1999
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $21,129        $ 5,410        $37,792        $134,771       $211,335       $237,408
Cost of goods sold......................     13,734          3,580         26,637          92,889        144,039        162,550
                                            -------        -------        -------        --------       --------       --------
Gross profit............................      7,395          1,830         11,155          41,882         67,296         74,858
Selling, general and administrative
  expenses..............................      5,633          1,603          9,613          30,294         46,418         48,350
Special charges.........................         --             --             --              --             --         14,153
                                            -------        -------        -------        --------       --------       --------
Operating income........................      1,762            227          1,542          11,588         20,878         12,355
Interest expense, net...................         --             --          1,666           9,080         14,712         15,076
Loss on sale of business................         --             --             --              --          1,025             --
                                            -------        -------        -------        --------       --------       --------
Income (loss) before income taxes and
  extraordinary item....................      1,762            227           (124)          2,508          5,141         (2,721)
Income taxes(2).........................        705             91            (99)          1,315          3,494          4,218
                                            -------        -------        -------        --------       --------       --------
Income (loss) before extraordinary
  item..................................      1,057            136            (25)          1,193          1,647         (6,939)
Extraordinary losses, net(3)............         --             --           (281)          1,409            176          1,055
                                            -------        -------        -------        --------       --------       --------
Net income (loss).......................    $ 1,057        $   136        $  (306)       $   (216)      $  1,471       $ (7,994)
                                            =======        =======        =======        ========       ========       ========
BALANCE SHEET DATA
  (END OF PERIOD):
Cash....................................    $     1        $     1        $   104        $  6,413       $  5,863       $ 17,005
Working capital (deficit)...............      1,786         (5,019)        11,936          29,618         29,739         17,311
Total assets............................      9,394          9,612         69,960         242,759        225,567        257,839
Total indebtedness......................         --             --         41,652         159,277        132,264        158,582
Stockholders' equity....................      7,013          7,149         17,444          52,053         54,194         56,616
OTHER FINANCIAL DATA:
Capital expenditures....................    $   106        $   131        $   688        $  1,834       $  4,472       $  6,280

------------------------------

(1) Period from March 31, 1996, date of inception, through December 31, 1996.

(2) Prior to our restructuring on July 31, 1997, we were composed of entities including a limited partnership and a limited liability company for which income taxes are "passed through" to their owners and, as a result, no income taxes are reflected prior to July 31, 1997. Effective July 31, 1997, our predecessor was merged with and into SIA Adhesives, Inc., a subchapter C corporation, and its business became subject to income taxes. As a result, income taxes have been reflected for the year ended December 31, 1997 for taxable earnings subsequent to the merger.

(3) Extraordinary loss relates to the write-off of deferred financing costs associated with the early extinguishment of debt.

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes included herein.

GENERAL

     We exist to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemical industry. We have grown through the acquisition and integration of businesses in the highly fragmented U.S. adhesives, sealants and coatings segment of the specialty chemicals industry. From 1996 to 1999, we increased its annual net sales through acquisitions and internal growth from $43.2 million to $237.4 million. Approximately $27.4 million of this net sales increase is attributable to internal growth. We plan to continue its growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

     This table describes the acquisitions since inception in March 1996.

                                          DATE OF
ACQUISITION                             ACQUISITION                APPLICATION
-----------                             -----------                -----------
Adhesives Systems Division of B.F.      March 1996    Specialty adhesives used primarily for
  Goodrich (renamed SIA Adhesives,                      automotive, aerospace and general
  Inc.)                                                 industrial applications
Pierce & Stevens Corp.                  August 1996   Specialty coatings and adhesives for
                                                        performance-oriented niche
                                                        applications
U.S. Adhesives, Sealants and Coatings   August 1997   Adhesives and sealants primarily
  Division of Laporte PLC(1)                            utilized for housing repair,
                                                        remodeling and construction and
                                                        industrial applications
Coatings and Adhesives Division of      June 1998     Specialty polyurethane formulations
  K.J. Quinn & Co., Inc.                                for adhesives and coatings
PL Adhesives & Sealants brand and       August 1998   Adhesives and sealants for consumer
  product line from ChemRex Inc.                        applications
Flexible packaging coating business of  April 1999    Radiation curable, water and solvent
  The Valspar Corporation                               products

---------------

(1) The companies acquired from Laporte PLC comprised Laporte Construction Chemicals North America, Inc., which was renamed OSI Sealants, Inc., Evode-Tanner Industries, Inc., which was renamed Tanner Chemicals, Inc., and Mercer Products Company, Inc., which was sold to Burke Industries, Inc. in April 1998. Mercer is a manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets. We sold Mercer due to our strategy of focusing on adhesives, sealants and coatings.

     The operating results of acquired businesses have been included in the consolidated operating results of the Company for all periods after their respective dates of acquisition.

     On December 30, 1999, SSCI Investors LLC, an entity owned by an investor group led by AEA Investors Inc., acquired approximately 75% of our outstanding capital stock directly from the former majority stockholder with the balance owned by other investors, including our current management team. Funding for the purchased stock was provided by equity financing from the investor group owning SSCI Investors LLC. Concurrently with the completion of the acquisition, we entered into a new credit agreement and repaid all outstanding amounts under our former credit facility. Amounts drawn under the new credit agreement were used to repay existing debt and not to finance the acquisition. The transactions resulting in the acquisition by SSCI Investors LLC of its approximately 75% stake in the Company was accounted for as a recapitalization.

The transaction resulted in a change of controlling stockholder of the Company; however, generally accepted accounting principles do not require a change in carrying value of assets and liabilities and, as such, we continue to carry assets and liabilities at their historical carrying value.

     SSCI Investors LLC's acquisition of 75% of the Company's capital stock constituted a change of control under the terms of the indenture relating to our 9 1/2% Senior Subordinated Notes due 2007 and, as a result, we were required to make an offer to purchase for cash any and all of the outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase was completed on March 6, 2000 with the repurchase of the entire $125.0 million principal amount of 9 1/2% notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the credit facilities. On March 10, 2000 we issued a press release announcing that we were proposing to issue $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. We intend to use proceeds from this offering, if consumated, to repay amounts drawn under our credit facilities for the repurchase of the 9 1/2% notes.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Net Sales. Net sales were $237.4 million for 1999, an increase of $26.1 million, or 12.3% over 1998 net sales. The 1998 results include four months of sales from Mercer Products ($7.2 million), a business sold in April 1998. Excluding Mercer sales from 1998, net sales increased by 16.3% in 1999 due to organic growth (approximately 5.7%) and growth through acquisitions (approximately 10.6%). Each of our business units achieved organic sales growth in 1999. Strong contributors to this organic growth were increased sales of insulation coatings by SIA Tanner, adhesives for housing and construction applications sold through the do-it-yourself channel by OSI Sealants and flexible packaging and overprint coatings by Pierce & Stevens.

     Cost of Goods Sold. Cost of goods sold was $162.6 million for 1999, an increase of $18.5 million, or 12.9% over 1998. As a percentage of net sales, cost of goods sold increased slightly to 68.5% for 1999 from 68.2% in 1998 primarily as a result of the lower margins associated with the phase-in of production of the PL(R) brand of adhesives and sealants and Valspar applications, partially offset by improvements in raw material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $48.4 million for 1999, an increase of $1.9 million, or 4.2% over 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% for 1999 from 22.0% in 1998. This decrease was due primarily to maintaining corporate overhead costs relatively constant despite expanding net sales. Special charges of $14.2 million, comprised principally of equity-based incentive compensation, were incurred in 1999 in connection with the December 30, 1999 sale of a controlling equity interest in our company.

     Interest Expense. Net interest expense was $0.4 million higher in 1999 primarily due to higher average borrowings in 1999 as compared to 1998.

     Income Taxes. Income tax expense increased by $0.7 million or 20.7% despite the $2.7 million loss before income taxes and extraordinary item. This is due primarily to the increase in nondeductible stock compensation expense recognized in 1999.

     Income (loss) before extraordinary loss. Loss before extraordinary loss for the year ended December 31, 1999 was $6.9 million. This was primarily the result of sale related expenses of $14.2 million.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $1.1 million net of the income tax benefit of $0.7 million, relates to the write off of unamortized deferred financing costs due to the refinancing of our credit facility.

     Net Income (loss). As a result of the change in controlling shareholder of the Company and resultant special charges and the extraordinary loss associated with writing off unamortized deferred financing costs due to the refinancing of the former credit facility, a net loss of $8.0 million was incurred for 1999 compared to net income of $1.5 million in 1998.

1998 COMPARED TO HISTORICAL 1997

     Net Sales. Net sales in 1998 were $211.3 million, an increase of $76.6 million, or 56.8%, over the comparable period in 1997, primarily due the acquisition of the OSI Sealants and Tanner Chemicals in August, 1997, the C&A Division of KJ Quinn & Co. (C&A Division) in June, 1998 and the PL brand in August, 1998, offset somewhat by the sale of Mercer in April, 1998. Excluding acquisitions, net sales increased $5.6 million or 6.4%. The sales increase was the result of increased sales for industrial and flexible packaging applications partially offset by declines in overprint coatings sales. Industrial sales increases were driven by increased share in recreation vehicle adhesives applications and continued strong levels of commercial aircraft production, offset by lower sales to automotive OEM's due to design-outs. Sales for flexible packaging applications increased due to the combined effects of market share gains in the United States and increased international sales.

     Cost of Goods Sold. Cost of goods sold was $144.0 million for 1998, an increase of $51.2 million, or 55.1%, over 1997. Gross margin improved to 31.8% from 31.1% in 1997. Net of acquisitions, gross margin improved to 29.3% from 28.7% in 1997. The improved margin in 1998 was primarily the result of an improvement in the product mix due to increased sales of construction adhesives and raw material savings from consolidation of purchasing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 were $46.4 million, representing a $16.2 million, or 53.6%, increase from 1997. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 22.0% for 1998 from 22.4% in 1997. This decrease is due primarily to lower corporate overhead charges as a percentage of rapidly expanding net sales and other efficiencies offset partially by the full year impact of increased goodwill amortization associated with the purchase of the OSI Sealants and Tanner Chemicals, non-recurring management severance expenses recorded in 1998 and the non cash compensation expense on management incentive plans.

     Interest Expense, net. Interest expense, net was $14.7 million in 1998 representing a $5.6 million, or 62.0% increase over the comparable period in 1997. This increase was the full year impact of increased debt incurred as a result of the purchase of the OSI Sealants, Tanner Chemicals in August 1997 partially offset by impact of repayment of $30.0 million Term Loan in April 1998.

     Loss on Sale of Business. On April 21, 1998, we sold our Mercer Products Company, Inc. subsidiary to Burke Industries, Inc. Net proceeds from the sale were approximately $35.3 million. We recognized a book loss on the sale of approximately $1.0 million.

     Income Taxes. Income tax expense increased by $2.2 million to $3.5 million in 1998 over 1997 primarily due to the growth in pretax earnings resulting from acquisitions and the fact that prior to its restructuring on July 31, 1997, the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities generally "pass through" to their owners. After the restructuring, the Company and subsidiaries have filed consolidated federal tax returns. The Consolidated financial statements for the year ended December 31, 1997 include pro forma income taxes as if the Company had been subject to income taxes for all of 1997.

     Income before extraordinary loss. Income before extraordinary loss for 1998 was $1.6 million representing a $0.5 million increase from 1997. This increase was primarily the result of the factors discussed above. Excluding the loss on the sale of Mercer, net income before extraordinary loss for 1998 was approximately $2.6 million.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $0.2 million, net of the income tax benefit of $0.1 million, resulting from the early termination of a $30.0 million term loan in April 1998, relates to the write-off of deferred financing costs.

     Net Income. Net income was $1.5 million, representing a $1.7 million increase over 1997. This increase was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $11.0 million in 1999. Net loss adjusted for non-cash charges, such as depreciation and amortization, stock compensation expense, amortization of deferred financing costs and extraordinary loss was approximately $19.0 million. Accounts payable and accrued expenses increased by $1.2 million in 1999. These increases in cash flow from operations were offset by increases in accounts receivable of $4.8 million, and a net buildup of inventory levels of $5.3 million. The increases in accounts receivable are consistent with the percentage sales increases year over year from 1998, excluding Mercer which was sold in April 1998.

     Net cash provided by operating activities in 1998 totaled $13.6 million, which represented a $7.2 million increase over 1997. Net income adjusted for non-cash charges, such as depreciation, amortization, deferred income taxes and the loss on the sale of Mercer was approximately $15.2 million. Net of 1998 acquisitions and the disposition of Mercer, accounts payable and other liabilities increased by $5.9 million in 1998. These increases to net cash from operating activities were partially offset by increases in accounts receivable and inventories of $7.4 million and $1.3 million. The increase in accounts receivable was due primarily to increased sales volume primarily due to 1998 acquisitions.

     Net cash used in investing activities was $22.0 million in 1999 and resulted from capital additions to property, plant and equipment of $6.3 million and the acquisition in April 1999 of the flexible packaging coatings business of The Valspar Corporation.

     Net cash provided by investing activities in 1998 was $15.7 million. Capital additions to property, plant and equipment totaled $4.5 million in 1998. The sale of Mercer in April 1998 provided cash of $35.3 million and the acquisitions of the K.J. Quinn & Co. coatings and adhesives business in June 1998 and the PL(R) adhesives and sealants product line in August 1998 required cash of $15.1 million.

     We sold Mercer in April 1998 due to our strategy of focusing on adhesives, sealants and coatings. Mercer, a manufacturer of extruded vinyl flooring profiles and related products for the commercial and residential construction and renovation markets, was acquired in August 1997 as part of our purchase of OSI Sealants and Tanner Chemicals.

     In the June 1998 acquisition of the coatings and adhesives business of K.J. Quinn & Co., we paid cash and issued $2.8 million in notes payable to the previous owners.

     In August 1998, we acquired ChemRex Inc.'s PL(R) adhesives and sealants product line. PL(R) consists of solvent-based and polyurethane adhesives and sealants. We borrowed $6.2 million under a former credit facility to finance the acquisition which was subsequently repaid in full prior to December 31, 1998. Most of the production of the PL(R) applications was transferred to the Mentor, Ohio production facility in the first quarter of 1999.

     Net cash provided by financing activities was $22.1 million in 1999. Net cash used in financing activities was $29.9 million in 1998. We used proceeds from the Mercer sale to repay its $30.0 million term loan in April 1998.

     Debt at December 31, 1999 consisted of $125.0 million principal amount of 9 1/2% notes, $21.0 million drawn under Term Loan Facility B, $6.0 drawn under the Credit Facility and $1.1 million drawn under a $1.5 million sub-facility obtained by our Singapore-based sales office. In addition, we had approximately $75.0 million available under Term Loan A Facility, $54.0 million available under Term Loan B Facility and $42.9 million available under the Credit Facility. We also had approximately $5.5 million outstanding of other indebtedness, including capital leases.

     On December 28, 1999, we redeemed a portion of outstanding shares of common stock held by our former parent for an aggregate price of approximately $3.3 million.

     As of December 29, 1999, we entered into a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. will provide us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $999,999 plus reasonable out-of-pocket costs and expenses.

     On December 30, 1999, we repaid all outstanding amounts under our former credit facility and entered into a new credit agreement (Credit Agreement) which provides for aggregate borrowings of $200 million, including a (1) $50.0 million revolving credit facility (Credit Facility), (2) a $75.0 million term loan (Term Loan A) (3) a $75.0 million term loan (Term Loan B). Borrowings under the Credit Facility are available on a fully revolving basis and may be used for general corporate purposes, including to a limited extent acquisitions. The Credit Facility will mature on December 30, 2005. Borrowings under Term Loan A may be used for general corporate purposes, including acquisitions, and commitments to lend under this facility terminate after 18 months to the extent not then drawn. Borrowings under the Term Loan B may be used for general corporate purposes and were fully drawn on March 6, 2000. On March 23, 2000, after giving effect to the $127.4 million which was used to repurchase $125.0 million principal amount of 9 1/2% notes, we had outstanding $60.0 million principal amount under Term Loan A, $75.0 million principal amount under the Term Loan B and $20.0 million principal amount under the Credit Facility. In addition to this amount, as of March 23, 2000, we had approximately $6.6 million outstanding of other indebtedness. On March 10, 2000 we issued a press release announcing approval to issue $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The proceeds from this proposed offering, if consummated, will be used to repay all amounts outstanding under Term Loan A and Term Loan B and approximately $8.8 million outstanding under the Credit Facility. Upon repayment, Term Loan B would be terminated. As of March 24, after giving effect to this proposed offering and the application of the net proceeds we would have $75.0 million of borrowing availability under Term Loan A and $37.7 million of borrowing availability under our $50.0 million Credit Facility. We may incur additional indebtedness to the extent that it completes any acquisitions.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $6.5 million in 1999 and management currently anticipate capital expenditures will be approximately $8.1 million in 2000 and approximately $8.6 million in 2001. While we are engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this offering memorandum, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, Management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     Our primary sources of liquidity are cash flows from operations and borrowings under the credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the notes, the credit facilities and other indebtedness. However, capital requirements may change, particularly if we should complete any additional material acquisition. Our ability to satisfy capital requirements will be dependent upon its future financial performance and ability to repay or refinance its debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. There can be no assurance, however, that our business will not be affected by inflation in the future.

YEAR 2000 DISCLOSURE

     Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations. We have actively addressed the Year 2000 issue. Our total cost of addressing all Year 2000 issues was less than $0.5 million, substantially all of which was incurred as of December 31, 1999 and has been expensed or capitalized, as appropriate. To date, as a result of these efforts, we have not experienced any significant functional problems related to the Year 2000 issue. In addition, to date, the Company has not experienced any significant Year 2000 issue with respect to vendors and/or third parties with whom the Company conducts business. We believe that the identification of significant Year 2000 issues is unlikely at this time, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor the situation. In the event any Year 2000 issues arise, we have developed contingency plans to address them.

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

        Uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses.

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 24, 2000. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 24, 2000 or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not historically engaged in hedging or other derivative trading activities since our debt obligations have been primarily fixed rate in nature and, as such, were not sensitive to changes in interest rates. However, we repurchased the 9 1/2% notes on March 6, 2000 with variable rate borrowings under its credit facilities which are sensitive to interest rates and, accordingly, could have a material adverse effect on future operations or cash flows. The credit facilities require that, by June 30, 2000, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable rate debt. We do not currently anticipate, assuming the completion of the proposed offering of the notes and the application of the proceeds to repay indebtedness under our credit facility, that the events that would give rise to the requirement that we enter into interest rate hedging agreements will occur. In addition, we may enter into foreign exchange currency hedging agreements in connection with foreign acquisitions, if any.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to: (1) each member of the Sovereign's Board of Directors; (2) each executive officer of Sovereign; and (3) certain key managers of Sovereign and its subsidiaries.

             NAME                AGE                               POSITION
             ----                ---                               --------
Robert B. Covalt...............  68       Chairman, President, Chief Executive Officer and Director
                                          of Sovereign and Chairman and Director of OSI Sealants,
                                          Pierce & Stevens, SIA Adhesives and Tanner Chemicals
John R. Mellett................  50       Vice President, Chief Financial Officer, Chief Accounting
                                          Officer and Treasurer of Sovereign, Pierce & Stevens, SIA
                                          Adhesives, OSI Sealants and Tanner Chemicals
Martyn Howell-Jones............  62       Vice President -- International
Richard W. Johnston............  53       Vice President -- Technology of Sovereign and Executive
                                          Vice President of Pierce & Stevens
Paul Gavlinski.................  53       Vice President -- Manufacturing and Engineering of
                                          Sovereign, Pierce & Stevens, SIA Adhesives, OSI Sealants
                                          and Tanner Chemicals
Karen K. Seeberg...............  47       Vice President -- Human Resources of Sovereign, Pierce &
                                          Stevens, SIA Adhesives, OSI Sealants and Tanner Chemicals
Frederick A. Quinn.............  54       President of Pierce & Stevens
Gerald A. Loftus...............  45       President of SIA Adhesives and Tanner Chemicals
Peter Longo....................  40       President of OSI Sealants
Louis M. Pace..................  28       Vice President -- Mergers & Acquisitions, Assistant
                                          Secretary and Assistant Treasurer
Patrick W. Stanton.............  32       Principal Accounting Officer
John Garcia....................  43       Director
Karl D. Loos...................  49       Director
John D. Macomber...............  72       Director
Robert H. Malott...............  73       Director
Thomas P. Salice...............  40       Director
Norman E. Wells, Jr. ..........  51       Director

     Robert B. Covalt has served as our Chairman, President and Chief Executive Officer and as a director of our company since its inception in 1996. Mr. Covalt is Chairman and a director of each of our domestic subsidiaries. From 1979 to 1990, Mr. Covalt served as President of the Specialty Chemicals Group of Morton International, Inc. During this period, Mr. Covalt grew Morton's specialty chemicals group from $175.0 million to $1.3 billion in sales and he completed 13 acquisitions ranging in size from $3.0 million to $170. million. From 1990 to 1993, Mr. Covalt was Morton's Corporate Executive Vice President. Prior to that time, Mr. Covalt served in various capacities in Morton's Chemical Division which he joined in 1956. Mr. Covalt serves on the board of directors of CFC International, Inc., a specialty chemical coating manufacturer.

Mr. Covalt has a B.S. in Chemical Engineering, an honorary doctorate from Purdue University, and an M.B.A. from the University of Chicago.

     John R. Mellett has served as Vice President since March 1, 1999. Prior to joining our company, Mr. Mellett was Senior Vice President & Chief Financial Officer of USI Bath and Plumbing Products and its Zurn Industries, Inc. operations, a diversified supplier of bath, plumbing and HVAC products and services from 1995 to 1999. From 1992 to 1995, Mr. Mellett served as Senior Vice President & Chief Financial Officer of LeFebure Corporation, a supplier of equipment and services to financial institutions. Mr. Mellett is a Certified Public Accountant and holds a B.S. in Accounting from Miami University.

     Martyn Howell-Jones has served as our Vice President -- International since October 1996 pursuant to a consulting arrangement. Mr. Howell-Jones is responsible for our international sales and marketing efforts. Prior to joining our company, Mr. Howell-Jones was engaged as a consultant to National Starch and Chemical Company from June 1994 to September 1996, where he assisted in the development of National Starch and Chemical Company's international adhesives business. From 1966 to 1992, Mr. Howell-Jones was employed by Morton in its European specialty chemicals business. Mr. Howell-Jones holds a B.S. degree from London University.

     Richard W. Johnston has served as our Vice President -- Technology since March 1997 and as Executive Vice President of Pierce & Stevens since 1995. From 1992 to 1995, Mr. Johnston served as Vice President -- Technology of Pierce & Stevens. Prior to that time, Mr. Johnston served as Vice President of Pierce & Stevens' Canadian operations from 1988 to 1992. Mr. Johnston joined Pierce & Stevens in 1966 and has served in several technical capacities with expertise in coatings and adhesives technology. Mr. Johnston holds a B.S., M.S. and M.E.S. in Chemistry from the University of Waterloo, Canada.

     Paul Gavlinski has served as our Vice President -- Manufacturing and Engineering since February 1998 and Vice President -- Operations of Pierce & Stevens since September 1996. From 1995 to July 1996, Mr. Gavlinski served as President of Catalyst Development, a management consulting firm. Prior to that time, Mr. Gavlinski was Vice President Manufacturing of Emulsion Systems Inc., a polymer manufacturing company. From 1969 to 1992, Mr. Gavlinski was employed by Morton in various chemical manufacturing capacities. Mr. Gavlinski holds a B.S. in Chemical Engineering from the University of Illinois.

     Karen K. Seeberg has been our Vice President -- Human Resources since February 1998. From January 1997 to February 1998, Ms. Seeberg was Director of Human Resources for Pierce & Stevens. From September 1992 to January 1997, Ms. Seeberg was Human Resources Manager for the Information System Division of Avery Dennison. From August 1982 to August 1992, Ms. Seeberg held human resource management positions with Federated Department Stores, Iroquois Industries, Inc. and British Petroleum. Ms. Seeberg holds a B.A. degree from State University of New York.

     Frederick A. Quinn has been President of Pierce & Stevens since March 1999. Mr. Quinn has been responsible for the identification and development of new strategic business opportunities within our company's business units. From September 1992 until June 1999, Mr. Quinn served first as Executive Vice President and from 1993 as President, Chief Operating Officer of K.J. Quinn & Co., Inc. From July 1988 until September 1992, Mr. Quinn was the North American Business Manager for the Thermoplastic Polyurethane Division of Morton International. From 1973 to July 1988, Mr. Quinn held various sales and marketing positions within K.J. Quinn & Co., Inc. Mr. Quinn holds a B.S. degree in International Relations and an M.B.A. from the University of Southern California.

     Gerard A. Loftus has served as President of Tanner Chemicals since February 1998 and President of SIA Adhesives since April 1996. From January 1995 to March 1996, Mr. Loftus served as General Manager of the Adhesive Systems Division of The B.F. Goodrich Company, the predecessor of SIA Adhesives. In 1994, Mr. Loftus served as the division business manager of the Adhesives Systems Division with responsibility for all sales, marketing and technical activities. From 1990 to 1994, Mr. Loftus was business manager of the aerospace products group of the Adhesives Systems Division. Upon joining the Adhesives Systems Division in 1986, Mr. Loftus served in a variety of capacities, including materials manager and controller. Mr. Loftus, who is a Certified Public Accountant., and holds a B.B.A. in Accounting from Ohio University and a Masters of Accountancy from Cleveland State University.

     Peter Longo has been President of OSI Sealants since 1991. From 1989 to 1991, Mr. Longo was Vice President of Operations of OSI Sealants. Mr. Longo has been employed by OSI Sealants for more than 20 years and has served in a variety of capacities, including sales and marketing. Mr. Longo attended Lakeland Community College.

     Louis M. Pace has been our Vice President -- Mergers & Acquisitions since March 1999 and has served as our Director of Mergers & Acquisitions since January 1998. From August 1996 to December 1997, he served as our Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with First Chicago Equity Capital. Prior to that time, Mr. Pace was a member of First Chicago Corporation's First Scholar management training program where he was engaged in various financial capacities, including emerging markets, interest rate derivatives and analysis of equity capital investments. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

     Patrick W. Stanton has served as our Principal Accounting Officer since September, 1998. From April 1998 to August 1998, he served as our Manager of Financial Planning and Control. From 1990 to March 1998, Mr. Stanton was with Arthur Andersen LLP. Mr. Stanton is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

     John L. Garcia has been a Director since December 1999. For administrative purposes, Mr. Garcia has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. Mr. Garcia is currently a Managing Director of AEA Investors Inc. From 1994 to 1999, Mr. Garcia was associated with Credit Suisse First Boston, where he served as Global Head of the Chemicals Group, a member of the European Investment Bankers Management Committee and Head of the European Acquisition and Leveraged Finance and Financial Sponsors Group. Mr. Garcia is a Director of Acetex Corporation and Sterling Chemicals, Inc.

     Karl D. Loos has been a director since February 2000. Mr. Loos also served as a director from August 1996 until December 1999. Mr. Loos founded Garnett Consulting in 1996. From 1977 to 1996, Mr. Loos was employed at Arthur D. Little & Co in Boston, Massachusetts, most recently as Vice President and Managing Director of Process Industries Consulting and Director of the Strategic Planning practice. Mr. Loos received his undergraduate degree from Dartmouth College and an M.B.A. from Harvard Business School.

     John D. Macomber has been a Director since December 1999. Mr. Macomber has been a principal of JDM Investment Group since 1992 and is a Director of IRI International, Lehman Brothers Holdings Inc., Mettler-Toledo International Inc., Rand McNally & Company and Textron Inc. Mr. Macomber is the former Chairman and President of the Export-Import Bank of the United States, Chairman and Chief Executive Officer of Celanese Corporation and Senior Partner of McKinsey & Co.

     Robert H. Malott has been a director since December 1999. Prior to his retirement in 1997, Mr. Malott was Chairman of the Executive Committee of FMC Corporation from November 1991 through May 1997. Mr. Malott served as Chairman of the Board and Chief Executive Officer of FMC Corporation from 1973 to 1991. Mr. Malott is a former Director of FMC Corporation, Amoco Corporation and United Technologies Corporation.

     Thomas P. Salice has been a Director since December 1999. For administrative purposes, Mr. Salice has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. He is President, Chief Executive Officer and a Director of AEA Investors Inc. and has been associated with AEA Investors Inc. since June 1989. Mr. Salice is also a Director of Waters Corporation and Mettler-Toledo International Inc.

     Norman E. Wells, Jr., has been a Director since December 1999. Prior to his retirement in 1999, Mr. Wells served as President and Chief Executive Officer of Easco Aluminum Inc. from November 1996 to

December 1999. Mr. Wells was a Director of CasTech Aluminum Group Inc. from June 1992 to September 1996 and served as CasTech's President and Chief Executive Officer from March 1993 to September 1996.

BOARD COMMITTEE MEMBERSHIP

     Our board of directors has two standing committees: a compensation committee and an audit committee. The compensation committee of our board of directors is comprised of Messrs. Macomber, Salice and Wells. The audit committee is comprised of Messrs. Malott, Garcia and Wells.

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes compensation information for our Chief Executive Officer and each of the four other most highly compensated executive officers of our company and/or our domestic subsidiaries for services rendered during the years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                                   -----------------------------        OTHER        SECURITIES    ALL OTHER
                                   FISCAL                              ANNUAL        UNDERLYING   COMPENSATION
                                    YEAR    SALARY($)   BONUS($)   COMPENSATION(1)   OPTIONS(#)      ($)(2)
                                   ------   ---------   --------   ---------------   ----------   ------------
Robert B. Covalt.................   1999    $291,644    $215,880            --         48,000     $16,756,469
  Chairman, President               1998     259,500     154,470            --             --         335,022
  and Chief Executive Officer --    1997     250,000     140,158            --             --          17,512
  Sovereign, and Chairman of
  OSI Sealants, Pierce & Stevens,
  SIA Adhesives and Tanner
  Chemicals
John R. Mellett(3)...............   1999    $166,677    $ 59,997       $30,000(4)      15,000     $ 2,250,862
  Vice President and Chief
    Financial                       1998          --          --            --             --              --
  Officer -- Sovereign, and Chief   1997          --          --            --             --              --
  Accounting Officer and
  Treasurer of OSI Sealants,
  Pierce & Stevens, SIA Adhesives
  and Tanner Chemicals
Peter Longo(5)...................   1999    $193,428    $ 69,080            --          9,200     $   359,599
  President and Chief Executive     1998     185,658      68,028            --             --           3,333
  Officer of OSI Sealants           1997      77,358      64,980            --             --           2,577
Frederick A. Quinn(6)............   1999    $148,936    $ 56,908            --          9,500     $   443,958
  President and Chief               1998      67,209      12,918            --             --           5,342
  Executive Officer of              1997          --          --            --             --              --
  Pierce & Stevens
Gerard A. Loftus.................   1999    $147,843    $ 56,175            --          9,500     $   264,728
  President and Chief Executive     1998     139,167      41,404            --             --           8,549
  Officer of SIA Adhesives          1997     133,024      41,863            --             --           3,763
  and Tanner Chemicals

------------------------------

(1) Except as set forth below, the aggregate amount of perquisites and other personal benefits for any of the executives named in the above table was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) For fiscal year 1999, represents matching and profit sharing contributions under our 401(k) plans in the amount of $3,200, $7,486, $8,200, $6,970 and
    $6,338 for Messrs. Covalt, Mellett, Longo, Quinn and Loftus, respectively, and payments made by our former parent partnership, Sovereign Specialty Chemicals, L.P., under its 1997 Stock Incentive Pool upon the sale of approximately 75% of Sovereign's equity to SSCI Investors LLC in the amount of $16,753,269, $2,243,376, $351,399, $436,988 and $258,390 to Messrs.
    Covalt, Mellett, Longo, Quinn and Loftus, respectively.

(3) Mr. Mellett became an employee of Sovereign in March 1999.

(4) Reflects payments made to Mr. Mellett in fiscal 1999 for temporary living accommodations and travel expenses.

(5) Mr. Longo became an employee of Sovereign in August 1997 upon Sovereign's acquisition of OSI Sealants.

(6) Mr. Quinn became an employee of Sovereign in June 1998 upon Sovereign's acquisition of Pierce & Stevens.

DIRECTOR COMPENSATION

     Members of our board of directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Members of the board of directors who are also our officers or employees of AEA Investors Inc. do not receive additional compensation for being on the board of directors or its committees. Mr. Loos will receive a fee of $2,500 per meeting. Messrs. Macomber, Malott and Wells were given a one-time opportunity to purchase units in a partnership which owns all of the equity in SSCI Investors LLC upon their election to the board of directors but receive no compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following former directors served on the compensation committee of our board of directors prior to SSCI Investors LLC's purchase of approximately 75% of our capital stock: Charles A. Aldag, Karl D. Loos, Reeve B. Waud and Carol E. Bramson. All of these persons resigned from the board of directors in December 1999. In connection with SSCI Investors LLC's purchase of our stock, our board of directors was initially reconstituted to be comprised of Robert B. Covalt, John L. Garcia and Thomas P. Salice. These directors approved various actions with respect to the current compensation arrangements of our executive officers. Mr. Covalt is one of our officers. Messrs. Garcia and Salice are officers of Sovereign for administrative purposes only and are officers of AEA Investors Inc. Approximately 75% of our capital stock is owned by SSCI Investors LLC, which is owned by an investor group led by AEA Investors Inc. For a more detailed discussion of relationships between AEA Investors Inc. and Sovereign see "Certain Relationships and Related Transactions." As of February 2000, the compensation committee of our board of directors is comprised of John D. Macomber, Thomas P. Salice and Norman E. Wells.

STOCK OPTIONS

     The table below sets forth information with respect to grants of options to purchase shares of our common stock during the year ended December 31, 1999 to the executives listed in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
                            -------------------------------------------------
                                         % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                            NUMBER OF      OPTIONS                               AT ASSUMED ANNUAL RATES OF
                            SECURITIES   GRANTED TO                             STOCK PRICE APPRECIATION FOR
                            UNDERLYING    EMPLOYEES    EXERCISE                        OPTION TERM(1)
                             OPTIONS         IN          PRICE     EXPIRATION   ----------------------------
NAME                        GRANTED(#)   FISCAL YEAR   ($/SHARE)      DATE         5%($)           10%($)
----                        ----------   -----------   ---------   ----------   ------------    ------------
Robert B. Covalt..........    48,000(2)    31.20%       $129.50     12/29/09     1,608,000       6,216,000
John R. Mellett...........    15,000(3)      9.75%      $129.50     12/29/09       502,500       1,942,500
Peter Longo...............     9,200(3)      5.98%      $129.50     12/29/09       308,200       1,191,400
Frederick A. Quinn........     9,500(3)      6.18%      $129.50     12/29/09       318,250       1,230,250
Gerard A. Loftus..........     9,500(3)      6.18%      $129.50     12/29/09       318,250       1,230,250

------------------------------

(1) Values are based on assumed rates of annual compounded appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed rates of appreciation are established by the

    Securities and Exchange Commission and do not represent our estimate or projection of future stock price.

(2) Mr. Covalt's options become exercisable with respect to 1/16th of the shares covered by these options on each March 31, June 30, September 30 and December 31, beginning March 31, 2000 and ending December 31, 2003. The options will become immediately exercisable in full in the event of a change in control of our company.

(3) The options become exercisable with respect to 1/5th of the shares covered by these options on December 30th in each of 2000, 2001, 2002, 2003 and 2004. The options will become immediately exercisable in full in the event of a change in control of our company.

     The following table sets forth information concerning the value of unexercised in-the-money options held for each of the executives listed in the Summary Compensation Table as of December 31, 1999.

                   AGGREGATE OPTION EXERCISES IN FISCAL 1999
                       AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER
                                                                         OF SECURITIES         VALUE OF
                                                                          UNDERLYING         UNEXERCISED
                                                                          UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS AT FISCAL      OPTIONS AT
                                             SHARES                       YEAR-END(#)        YEAR-END($)
                                           ACQUIRED ON      VALUE        EXERCISABLE/        EXERCISABLE/
                  NAME                     EXERCISE(#)   REALIZED($)     UNEXERCISABLE     UNEXERCISABLE(1)
                  ----                     -----------   -----------   -----------------   ----------------
Robert B. Covalt.........................       0             0            0/48,000              0/0
John R. Mellett..........................       0             0            0/15,000              0/0
Peter Longo..............................       0             0             0/9,200              0/0
Frederick A. Quinn.......................       0             0             0/9,500              0/0
Gerard A. Loftus.........................       0             0             0/9,500              0/0

------------------------------

(1) There was no public trading market for our common stock at December 31, 1999. Accordingly, these values of exercisable and unexercisable in-the-money options are based on the fair market value of our common stock at December 31, 1999, $100 per share, as determined by our board of directors, and the applicable exercise price per share.

MANAGEMENT INCENTIVE COMPENSATION PLAN AND EMPLOYMENT AGREEMENTS

     We believe that equity and performance-based plans and programs should constitute a major portion of management's compensation so as to provide significant incentives to achieve corporate goals. We have instituted the following plans and programs for this purpose.

  Management Incentive Compensation Plan

     We adopted our management incentive compensation plan effective January 1, 2000. Selected members of our management and corporate staff judged to have the greatest impact on our economic results are eligible to participate in this plan. Participants are eligible for cash bonus awards based on our financial performance, measured in terms of revenues and earnings before interest, taxes, depreciation and amortization (EBITDA), and on individual role-specific goals. Participants in this program are assigned a percentage of their base salary as their bonus target for the then current fiscal year. Awards may be higher or lower than the target bonus as our financial performance and/or the individual's performance is above or below the level expected to achieve the target bonus. Target bonuses range from 25% to 75% of base salary dependent upon position. However, no participant may earn a bonus for a specific year unless at least 90% of both the target EBITDA and revenue thresholds for that year have been attained. In addition, our chief executive officer may award participants bonuses supplemental to those earned under the plan for producing extraordinary results. The management incentive compensation plan is administered by our chief executive officer and vice president-human resources, under the general direction of the compensation committee of our board of directors.

  Employment Agreements

     We have entered into employment agreements with Messrs. Covalt, Mellett, Longo, Quinn and Loftus, effective December 29, 1999, providing for their employment in their current capacities. Pursuant to the agreements, Messrs. Covalt, Mellett, Longo, Quinn and Loftus are entitled to annual base salaries of $300,000, $200,000, $196,000, $155,000 and $150,000, respectively, and are eligible to receive an annual performance-based bonus of up to 75% in the case of Mr. Covalt, and 40% for the four other named executives, of the applicable executive's base salary determined in accordance with the terms of the bonus plan adopted by our board of directors for the calendar year. Additionally, each executive is eligible for a discretionary bonus as determined by the board of directors. Under their respective employment agreements, the executives received non-qualified stock options as described in the Option Grants in Last Fiscal Year Table above, and are entitled to participate in all health, welfare and other benefit plans we provide to our executives.

     The employment agreements for Messrs. Covalt and Mellett each provide for a term expiring on December 31, 2003 and for Messrs. Longo, Quinn and Loftus each provide for a term expiring December 31, 2002, in each case subject to automatic one-year renewal terms. If we terminate an executive's employment without cause (as defined in the employment agreements), or an executive resigns with good grounds (as defined in the employment agreements), we are required to

          (1) pay the executive any unpaid portion of his base salary earned through the date of termination or resignation,

          (2) continue to pay the executive his then current annual base salary during the one-year period following termination or resignation,

          (3) continue the executive's participation in employee benefit plans during the one-year period following termination or resignation, and

          (4) pay the executive a pro rata portion of his potential target annual bonus for the calendar year of termination if the executive resigns for good grounds. However, if we terminate the executive's employment without cause, the pro rata potential target annual bonus will be paid, in the case of Mr. Covalt, at the discretion of the compensation committee of the board of directors, or in the case of all other executives, at the discretion of the chief executive officer.

     All severance benefits and payments are conditioned on the executive's execution of a general release and his compliance with certain non-competition, non-solicitation and non-disclosure covenants.

  1999 Stock Option Plan

     In 1999, we adopted the Sovereign Specialty Chemicals, Inc. Stock Option Plan to provide for the grant of nonqualified stock options to our, and our affiliates', key employees and directors. The maximum number of shares of common stock underlying the options available for award under the stock option plan is 240,713 shares. Of these shares, 48,000, 15,000, 9,200, 9,500 and 9,500 were granted to Messrs. Covalt, Mellett, Longo, Quinn and Loftus, respectively. If any options terminate, or expire unexercised, the shares subject to such unexercised options are again available for grant under the stock option plan.

     The stock option plan will be administered by the compensation committee of the board of directors. Generally, the committee interprets and implements the stock option plan, grants options, exercises all powers, authority, and discretion of the board under the stock option plan, and determines the terms and conditions of option agreements, including the vesting provisions, exercise price, and termination date of options.

     Each option is evidenced by an agreement between us and an optionee. Unless determined otherwise by the committee, 20% of the shares subject to the option vest on each of the first five anniversaries of the grant date. Additionally, the committee may accelerate the vesting of any option grant. The option price is specified in each option agreement at an amount not less than the fair market value on the grant date, unless determined otherwise by the committee. All optionees are required to become parties to the management shareholders agreement, which are described under "Certain Relationships and Related Transactions," upon the grant of all options.

     In the event of a transaction that constitutes a change in control of Sovereign, as described in the stock option plan, unless determined otherwise by the compensation committee, all options become fully exercisable immediately prior to the date of the transaction, and we may cancel any options unexercised as of the change in control upon our payment to the holders of options the difference between the fair market value of the underlying stock and the option exercise price. In the event of specified transactions that result in holders of common stock receiving payments or securities in respect of, or in exchange for, their common stock that do not result in a change in control of our company, as described in the stock option plan, unless determined otherwise by the compensation committee, options remain subject to the terms of the stock option plan and the applicable option agreement, and thereafter upon exercise, optionees will be entitled to receive in respect of any option the same per share consideration received by holders of common stock at the time of the transaction. Options will in no event entitle the holder of the option to ordinary cash dividends payable upon the common stock issuable upon exercise of the options.

     In order to prevent dilution or enlargement of the rights of participants, the stock option plan provides that the aggregate number of shares subject to the stock option plan, any option, the purchase price to be paid upon exercise of an option and the amount to be received in connection with the exercise of any option will be automatically adjusted to reflect any stock splits, reverse stock splits or dividends paid in the form of common stock, and equitably adjusted as determined by the committee for any other increase or decrease in the number of issued shares of common stock resulting from the subdivision or combination of shares or other capital adjustments.

     Our board of directors may amend, alter, or terminate the stock option plan. Any board action may not adversely alter outstanding options without the consent of the optionee. The stock option plan will terminate ten years from its effective date, but all outstanding options will remain effective until satisfied or terminated under the terms of the stock option plan.

  Employee Stock Purchase Plan

     On January 26, 2000, we adopted the Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan. Under the stock purchase plan eligible employees have the opportunity to purchase up to 20,000 shares of our voting common stock. As of March 24, our employees have subscribed to purchase 7,245 shares at $100.00 per share.

     The compensation committee will administer the stock purchase plan. Generally, the compensation committee will determine which employees are eligible to participate in the stock purchase plan, interpret the plan, determine the number of shares and purchase price for common stock sold under the plan and make all other determinations under the plan.

     If the number of outstanding shares of common stock has increased, decreased, changed into, or been exchanged for a different number or kind of shares or securities of our company through any reorganization, merger, recapitalization, reclassification, stock split, stock consolidation or similar transaction, appropriate and proportionate adjustments will be made in the number and/or kind of shares which are subject to stock purchase rights awarded under the stock purchase plan and in the purchase price applicable to such outstanding rights and in the number and kind of shares which may be sold under the stock purchase plan.

     We may, at any time, suspend, amend or terminate the stock purchase plan. No amendment or termination may, however, amend, alter or impair the rights of any participant with respect to shares of common stock previously purchased under the stock purchase plan. Unless terminated earlier, the stock purchase plan will terminate on April 30, 2000.

     Common stock acquired under the stock purchase plan will be purchased pursuant to subscription agreements which define the rights and limitations of holders of the shares. A management subscription agreement will be used for grants to employees who have entered into the management shareholders agreement, which are described in "Certain Relationships and Related Transactions," and are governed by the terms of the management shareholders agreement. An employee subscription agreement will be used for grants to other employees. A summary of the employee subscription agreement is provided below.

     The employee subscription agreement provides for (1) restrictions on transfer, (2) the right of SSCI Investors LLC, in a sale of 50% or more of its ownership interest in the company to compel holders of shares of common stock acquired under the stock purchase plan to sell a proportionate number of shares and (3) rights for holders of shares of common stock acquired under the stock purchase plan to participate in certain sales by SSCI Investors LLC.

     The agreement provides further that, if we terminate for cause the employment of a holder of shares purchased under the stock purchase plan, then we will have the opportunity to purchase all of the holder's shares of common stock purchased under the stock purchase plan at the lower of (1) the price paid for the shares and (2) the then current fair market value of the shares. If the holder's employment is terminated other than by us for cause, then we will have the opportunity to purchase all of his or her shares at 100% of their then current fair market value.

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as of March 24, 2000 regarding the beneficial ownership of our voting common stock by each person known by us to beneficially own more than five percent of our voting common stock and by our directors, certain executive officers and key managers, individually, and as a group.

     As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 24, 2000 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the computation of the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for the computation of the ownership percentage of any other person. Our non-voting common stock is convertible into voting common stock, unless the holder or its affiliate is prohibited by law or regulation from holding our voting common stock. As a result, certain holders of our non-voting common stock are deemed to hold the voting common stock into which their non-voting common stock may be converted.

     In the table below, unless otherwise noted, the address of the person is care of our company.

                                                                 NUMBER      PERCENTAGE
                                                               OF SHARES     OF SHARES
                                                              ------------   ----------
FIVE PERCENT SECURITY HOLDERS
SSCI Investors LLC(1).......................................  1,624,815.75      81.9%
AEA Investors Inc.(2).......................................  1,644,815.75      82.9%
Robert B. Covalt(3).........................................    133,837.25       9.3%
OFFICERS AND DIRECTORS
Robert B. Covalt(3).........................................    133,837.25       9.3%
John R. Mellett.............................................     13,322.04         *
Martyn Howell-Jones.........................................      8,495.02         *
Richard W. Johnston.........................................      5,200.23         *
Paul Gavlinski..............................................      4,126.46         *
Karen K. Seeberg............................................      2,347.57         *
Frederick A. Quinn..........................................      5,000.00         *
Gerard A. Loftus............................................      5,136.23         *
Peter Longo.................................................     10,651.63         *
Louis M. Pace...............................................      2,169.65         *
Patrick W. Stanton..........................................        349.61         *
John L. Garcia(4)...........................................            --         *
Karl D. Loos................................................      1,801.16         *
John D. Macomber............................................            --         *
Robert H. Malott............................................            --         *
Thomas P. Salice(4).........................................            --         *
Norman E. Wells, Jr. .......................................            --         *
All executive officers, key managers and directors as a
  group (18 persons)........................................    192,436.85      13.4%

------------------------------

 *  Represents beneficial ownership of less than one percent.

(1) Includes 547,636.50 shares of non-voting common stock. The address for SSCI Investors LLC is c/o AEA Investors Inc., Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(2) Includes 1,624,815.75 shares in the aggregate of common stock and non-voting common stock held by SSCI Investors LLC which may be deemed to be beneficially owned by AEA Investors Inc. Also includes 20,000 shares of common stock owned by AEA Investors Inc. which may be purchased in connection with the employee stock purchase plan. The general partner of a partnership that wholly owns SSCI Investors LLC is a wholly owned subsidiary of AEA Investors Inc. AEA Investors Inc. disclaims beneficial ownership of the shares owned by SSCI Investors LLC, except to the extent of its pecuniary interest therein. The address for AEA Investors Inc. is Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(3) Includes 47,544.61, 642.76, and 642.76 shares of common stock held by Tregooden Partners, L.P., Nautical Partners, L.P. and Serendipity Partners, L.P., respectively, which may be deemed to be beneficially owned by Mr. Covalt. Includes 3,000 shares of common stock issuable upon exercise of options granted to Mr. Covalt that are exercisable as of March 31, 2000.

(4) Does not include shares beneficially owned by AEA Investors Inc. or SSCI Investors LLC. Messrs. Garcia and Salice are each limited partners in SSCI Investors L.P., the partnership which owns SSCI Investors LLC and are officers and directors of AEA SSC Investors Inc., the general partner of SSCI Investors LP. Mr. Salice is also president, chief executive officer and a director of AEA Investors Inc. Mr. Garcia is also a managing director of AEA Investors Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1998, Sovereign Specialty Chemicals, L.P., our former parent, accrued approximately $2.8 million notes receivable from management. The notes receivable represented a portion of management's purchase price of its equity in our former parent. These loans were repaid in 1999.

     On December 28, 1999, we redeemed shares of outstanding common stock held by our former parent for an aggregate price of approximately $3.3 million.

     In connection with the acquisition of approximately 75% of our common stock by SSCI Investors LLC, we entered into an arrangement with our former parent pursuant to which it agreed to indemnify us for any liability in excess of $2.5 million in the aggregate that is determined to be payable under an outstanding note we issued in connection with an acquisition. Our obligations under this note have been settled, subject to execution of definitive settlement documentation, for an amount less than this indemnification threshold. In addition, our former parent has agreed to provide indemnification to us in respect of various tax matters pursuant to an agreement with SSCI Investors LLC.

     In connection with the acquisition of approximately 75% of our common stock by SSCI Investors LLC, our former parent repaid to us approximately $970,000 in intercompany receivables.

     Affiliates of J.P. Morgan Securities Inc. currently own 50,375.71 shares of our voting common stock and 182,545.5 shares of our non-voting common stock. These J.P. Morgan affiliates are subject to an agreement pursuant to which they may be required to purchase additional shares of our voting common stock from AEA Investors Inc., to the extent AEA Investors Inc. retains any of its 20,000 shares of voting common stock upon completion of our employee stock purchase plan offering. J.P. Morgan Securities Inc. acted as our financial advisor in connection with SSCI Investors LLC's acquisition of our capital stock. J.P. Morgan Securities Inc. is also the joint lead arranger, a joint book-running manager and documentation agent for our credit facility.

     See also "Executive Compensation" for a description of the arrangements between us and our stockholders who are employees.

     In connection with SSCI Investors LLC's acquisition of approximately 75% of our common stock, we, SSCI Investors LLC and several members of our management entered into a shareholders agreement under which SSCI Investors LLC has agreed that, prior to the completion of an underwritten public offering of our common stock, SSCI Investors LLC will vote all shares of common stock owned or controlled by it, and will take all necessary or desirable actions within its control to (1) elect Robert B. Covalt, a director of our company and to cause Mr. Covalt to hold the position of Chairman of the Board and Chief Executive Officer of our company and Chairman of the Board of each domestic subsidiary for so long as the Covalt Family Group, as defined in the shareholders agreement, owns at least 5% of the outstanding shares of our common stock and (2) cause at least two members of the board of directors to be members of the investor group led by AEA Investors Inc. who are not also officers or employees of AEA Investors Inc. The obligation to elect Mr. Covalt to be a director and have the titles described above will terminate in specified instances when Mr. Covalt is no longer employed by the company. The management shareholders agreement also
(1) imposes certain transfer restrictions on the management parties, (2) subjects employee parties to the right of SSCI Investors LLC, in a sale of 50% or more of its ownership interest in our company, to compel other shareholders to sell a proportionate number of shares, (3) provides rights to management to participate in sales by SSCI Investors LLC, (4) provides for a call option on employees' shares in specified termination events, (5) provides put rights to employee parties in specified events, and (6) provides employee parties with piggyback registration rights under specified circumstances.

     We have also entered into a shareholders agreement with SSCI Investors LLC and our remaining (non-employee) shareholders. This shareholders agreement provides for (1) board observer rights for 10% shareholders, (2) restrictions on transfer, (3) the right of SSCI Investors LLC, in a sale of 50% or more of its ownership interest in our company to compel other shareholders to sell a proportionate number of shares, (4) rights for other shareholders to participate in sales by SSCI Investors LLC, (5) preemptive rights to 5% shareholders to purchase new issuances, (6) information rights, and (7) piggyback registration rights.

     We entered into a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. will provide us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $999,999 plus reasonable out-of-pocket costs and expenses.

     In connection with our employee stock purchase plan, we will repurchase up to 20,000 shares of voting common stock from AEA Investors Inc. at $100.00 per share. All shares repurchased will be sold to our employees pursuant to the stock purchase plan at the same price per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. The financial statements listed in the "Index to Financial Statements."

          2. Financial statement schedule. Financial Data Schedule filed as
     Exhibit 27 to this report and Valuation and Qualifying Accounts included on page S-1 of this report.

          3. The exhibits listed in the "Exhibit Index."

     (b) Reports on Form 8-K. We filed a Current Report on Form 8-K/A, dated January 13, 2000 under Item 1, Changes in Control of Registrant, to report the sale of approximately 75% of our outstanding stock by Sovereign Specialty Chemicals, L.P. We filed a Current Report on Form 8-K, dated March 13, 2000 under Item 5, Other Information, to report our proposal to issue $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement.

     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Data Schedule (Exhibit 27).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT
                                            ------------------------------------
                                                      Robert B. Covalt
                                             Chairman, Chief Executive Officer
                                                       and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

                      SIGNATURE                                              CAPACITY
                      ---------                                              --------

                /s/ ROBERT B. COVALT                       Chairman, Chief Executive Officer, President
-----------------------------------------------------      and Director (Principal Executive Officer)
                  Robert B. Covalt

                 /s/ JOHN R. MELLETT                       Vice President, Chief Financial Officer,
-----------------------------------------------------      Chief Accounting Officer and Treasurer,
                   John R. Mellett                         (Principal Financial Officer)

                 /s/ JOHN L. GARCIA                        Director
-----------------------------------------------------
                   John L. Garcia

                  /s/ KARL D. LOOS                         Director
-----------------------------------------------------
                    Karl D. Loos

                /s/ JOHN D. MACOMBER                       Director
-----------------------------------------------------
                  John D. Macomber

                /s/ ROBERT H. MALOTT                       Director
-----------------------------------------------------
                  Robert H. Malott

                /s/ THOMAS P. SALICE                       Director
-----------------------------------------------------
                  Thomas P. Salice

                           ANNUAL REPORT ON FORM 10-K

                               ITEMS 8 AND 14(A)

                         INDEX TO FINANCIAL STATEMENTS

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


Report of Independent Auditors..............................  F-3
Consolidated Financial Statements
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Stockholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2000,
(Except for Note 18, as to which the date is March 23, 2000)

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 17,005    $  5,863
  Accounts receivable, less allowance of $730 and $528......      38,756      32,710
  Inventories...............................................      26,028      19,822
  Deferred income taxes.....................................       1,177       1,560
  Other current assets......................................       3,206       3,799
                                                                --------    --------
Total current assets........................................      86,172      63,754
Property, plant, and equipment, net.........................      51,525      49,497
Goodwill, net...............................................     106,157     101,205
Deferred financing costs, net...............................      11,011       9,913
Other assets................................................       2,974       1,198
                                                                --------    --------
Total assets................................................    $257,839    $225,567
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 18,591    $ 16,400
  Accrued expenses..........................................      19,814      13,452
  Other current liabilities.................................         924       2,200
  Current portion of long-term debt.........................      29,303       1,802
  Current portion of capital lease obligations..............         229         161
                                                                --------    --------
Total current liabilities...................................      68,861      34,015
Long-term debt, less current portion........................     125,700     126,900
Capital lease obligations, less current portion.............       3,350       3,401
Deferred income taxes.......................................       2,676       2,849
Other long-term liabilities.................................         636       4,208
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,436,239 issued and outstanding..........................          15          --
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................           7          --
Additional paid-in capital..................................      63,578      55,652
Retained earnings (accumulated deficit).....................      (7,045)        949
Management notes receivable.................................          --      (2,535)
Cumulative translation adjustment...........................          61         128
                                                                --------    --------
Total stockholders' equity..................................      56,616      54,194
                                                                --------    --------
Total liabilities and stockholders' equity..................    $257,839    $225,567
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Net sales................................................... $237,408   $211,335   $134,771
Cost of goods sold..........................................  162,550    144,039     92,889
                                                             --------   --------   --------
Gross profit................................................   74,858     67,296     41,882
Selling, general, and administrative expenses...............   48,350     46,418     30,294
Special charges.............................................   14,153         --         --
                                                             --------   --------   --------
Operating income............................................   12,355     20,878     11,588
Interest expense............................................  (15,276)   (14,979)    (9,080)
Interest income.............................................      200        267         --
Loss on sale of business....................................       --     (1,025)        --
                                                             --------   --------   --------
Income (loss) before income taxes and extraordinary loss....   (2,721)     5,141      2,508
Income taxes................................................    4,218      3,494      1,315
                                                             --------   --------   --------
Income (loss) before extraordinary loss.....................   (6,939)     1,647      1,193
Extraordinary losses, net of income tax benefits............    1,055        176      1,409
                                                             --------   --------   --------
Net income (loss)........................................... $ (7,994)  $  1,471   $   (216)
                                                             ========   ========   ========
Pro forma (See Note 3, "Income Taxes"):
Net income before income taxes and extraordinary loss, as
  stated....................................................                       $  2,508
Income taxes:
  As stated.................................................                          1,315
  Additional pro forma income taxes.........................                            657
                                                                                   --------
                                                                                      1,972
                                                                                   --------
Net income before extraordinary loss........................                            536
Extraordinary loss..........................................                          1,409
                                                                                   --------
Net loss....................................................                       $   (873)
                                                                                   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                      RETAINED                   ACCUMULATED
                                            COMMON     ADDITIONAL     EARNINGS     MANAGEMENT       OTHER
                                 COMMON     STOCK,      PAID-IN     (ACCUMULATED     NOTES      COMPREHENSIVE
                                 STOCK    NON-VOTING    CAPITAL       DEFICIT)     RECEIVABLE      INCOME        TOTAL
                                 ------   ----------   ----------   ------------   ----------   -------------    -----
Balance at January 1, 1997.....   $--        $--        $17,689       $  (306)      $    --         $ 61        $17,444
Comprehensive loss:
  Net loss.....................    --         --             --          (216)           --           --           (216)
  Translation adjustment.......    --         --             --            --            --           35             35
                                                                                                                -------
     Total comprehensive
       loss....................                                                                                    (181)
Capital contributions..........    --         --         33,800            --            --           --         33,800
Issuance of equity to purchase
  minority interests...........    --         --            990            --            --           --            990
                                  ---        ---        -------       -------       -------         ----        -------
Balance at December 31, 1997...    --         --         52,479          (522)           --           96         52,053
Comprehensive income:
  Net income...................    --         --             --         1,471            --           --          1,471
  Translation adjustment.......    --         --             --            --            --           32             32
                                                                                                                -------
     Total comprehensive
       income..................                                                                                   1,503
Contribution of management
  notes receivable.............    --         --          2,765            --        (2,765)          --             --
Payments received on management
  notes receivable.............    --         --             --            --           230           --            230
Compensation expense under
  management incentive plans...    --         --            408            --            --           --            408
                                  ---        ---        -------       -------       -------         ----        -------
Balance at December 31, 1998...    --         --         55,652           949        (2,535)         128         54,194
Comprehensive loss:
  Net loss.....................    --         --             --        (7,994)           --           --         (7,994)
  Translation adjustment.......    --         --             --            --            --          (67)           (67)
                                                                                                                -------
     Total comprehensive
       loss....................                                                                                  (8,061)
Recapitalization of capital
  stock........................    15          7            (22)           --            --           --             --
Payments received on management
  notes receivable.............    --         --         (2,480)           --         2,535           --             55
Repurchase of common stock.....    --         --         (3,318)           --            --           --         (3,318)
Compensation expense under
  management incentive plans...    --         --         13,746            --            --           --         13,746
                                  ---        ---        -------       -------       -------         ----        -------
Balance at December 31, 1999...   $15        $ 7        $63,578       $(7,045)      $    --         $ 61        $56,616
                                  ===        ===        =======       =======       =======         ====        =======

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
OPERATING ACTIVITIES
  Net income (loss)......................................... $ (7,994)  $  1,471   $   (216)
  Adjustments to reconcile net income (loss)to net cash
     provided by operating activities:
     Depreciation and amortization..........................   10,965      9,477      6,049
     Loss on sale of business...............................       --      1,025         --
     Compensation expense under management incentive
       plans................................................   13,746        408         --
     Deferred income taxes..................................      200      2,025        238
     Amortization of deferred financing costs...............    1,185      1,213        651
     Extraordinary losses...................................    1,055        176      1,409
     Changes in operating assets and liabilities (net of
       acquisitions and disposition):
       Accounts receivable..................................   (4,751)    (7,371)       642
       Inventories..........................................   (5,350)    (1,293)      (114)
       Prepaid expenses and other assets....................      747        567     (1,889)
       Accounts payable and other liabilities...............    1,148      5,920       (384)
                                                             --------   --------   --------
Net cash provided by operating activities...................   10,951     13,618      6,386
INVESTING ACTIVITIES
Proceeds from sale of business..............................       --     35,308         --
Acquisition of businesses, net of acquired cash.............  (15,769)   (15,089)  (133,338)
Purchase of property, plant, and equipment..................   (6,280)    (4,472)    (1,834)
                                                             --------   --------   --------
Net cash provided by (used in) investing activities.........  (22,049)    15,747   (135,172)
FINANCING ACTIVITIES
Capital contributions.......................................       --         --     33,800
Payments on management notes receivable.....................       55        230         --
Proceeds from credit facilities.............................   69,861      6,524        593
Payments on credit facilities...............................  (42,660)    (6,215)        --
Proceeds from issuance of long term debt....................       --         --    155,000
Deferred financing costs....................................   (4,041)      (282)   (12,672)
Payments on acquisition notes payable.......................     (900)        --         --
Payments on long-term debt..................................       --    (30,081)   (41,360)
Payments on capital lease obligations.......................     (194)      (122)      (270)
                                                             --------   --------   --------
Net cash provided by (used in) financing activities.........   22,121    (29,946)   135,091
Effect of exchange rate changes on cash.....................      119         31          4
                                                             --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   11,142       (550)     6,309
Cash and cash equivalents at beginning of year..............    5,863      6,413        104
                                                             --------   --------   --------
Cash and cash equivalents at end of year.................... $ 17,005   $  5,863   $  6,413
                                                             ========   ========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. RECAPITALIZATION AND BASIS OF PRESENTATION

     On December 28, 1999, Sovereign Specialty Chemicals, Inc. (the Company) amended and restated its certificate and articles of incorporation in order to reclassify, change and convert its Capital Stock which was wholly owned by Sovereign Specialty Chemicals L.P. (the Parent Partnership). This recapitalization converted 1,000 shares of common stock, par value $0.01 per share into 2,700,000 authorized shares of common stock, par value $0.01 per share (common stock) and 2,100,000 authorized shares of non-voting common stock, par value $0.01 per share (non-voting common stock). Immediately upon the effectiveness of the amended and restated certificate of incorporation, the Company had outstanding 1,469,418 shares of common stock and 730,182 share of non-voting common stock.

     On December 28, 1999, the Company repurchased 33,179 shares of outstanding common stock held by the Parent Partnership for an aggregate price of approximately $3.3 million. The repurchase price of $2.3 million, net of $1.0 million in receivables due from the Parent Partnership, is a current liability at December 31, 1999.

     On December 30, 1999, SSCI Investors LLC, a newly formed entity owned by an investor group acquired approximately 75% of the Company's outstanding common stock directly from the Company's Parent Partnership, which represented all of their remaining shares owned by the Parent Partnership (Former Parent Partnership). The balance of the common stock is owned by other investors and members of the Company's management. The transaction resulted in a change of controlling stockholder of the Company; however, generally accepted accounting principles do not require a change in carrying value of assets and liabilities and, as such, the Company continues to carry its assets and liabilities at their historical carrying value.

     Effective July 31, 1997, the Parent Partnership reorganized its corporate structure. The Parent Partnership purchased the outstanding minority interests in its majority-owned subsidiaries through the exchange of partnership units for the outstanding membership interests in Sovereign Engineered Adhesives, L.L.C.
(SEA) and common stock in P&S Holdings, Inc. which were not previously owned. The acquisition of minority interests was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", and goodwill in the amount of $990 was recognized. Concurrently, SEA was merged with and into SIA Adhesives, Inc. (SIA), a newly formed C corporation and SEA was dissolved. Also, P&S Holdings, Inc., was merged into its wholly owned subsidiary, Pierce & Stevens Corp. (P&S). At the same time, Sovereign Specialty Chemicals, Inc. (Sovereign) was formed as a wholly owned subsidiary of the Parent Partnership. The initial capitalization of Sovereign was comprised of a $33.8 million contribution from investors through the Parent Partnership. Additionally the Parent Partnership contributed its wholly owned subsidiaries, SIA and P&S, to Sovereign. The contribution of the Subsidiaries was accounted for at historical book value (after accounting for the purchase of the minority interests) in a manner similar to pooling of interests. Upon the consummation of the transactions, SIA and P&S became wholly owned subsidiaries of Sovereign. The financial statements as of and for the year ended December 31, 1997 are presented on a basis "as if" the Company existed prior to July 31, 1997 and included the operations of the subsidiaries from their respective dates of acquisition.

     Unless otherwise noted, all references to "the Company" herein refer to Sovereign and its wholly owned subsidiaries.

2. NATURE OF BUSINESS

     The Company develops, produces and distributes adhesives, sealants and coatings utilized in numerous industrial and commercial applications. Commercial applications of the Company's products include housing

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined primarily using the first-in first-out (FIFO) method.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment; five to seven years for furniture and fixtures, and 39 years for buildings and improvements. Accelerated depreciation methods are used for income tax purposes. Depreciation expense was $4,591, $4,237 and $2,979 for the periods ended December 31, 1999, 1998 and 1997, respectively.

GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization of goodwill was $13,533 and $7,926 at December 31, 1999 and 1998, respectively.

DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized over the life of the related debt using a method which approximates the interest method. Accumulated amortization was $2,645 and $1,877 at December 31, 1999 and 1998, respectively.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets (including related goodwill) on an ongoing basis. Long-lived assets are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

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

     Prior to its restructuring on July 31, 1997 (see also Note 1), the consolidated entity was composed of various types of entities including a limited partnership and a limited liability company. Income tax liabilities for such entities are generally "passed through" to their owners. Subsequent to the restructuring, the Company and its subsidiaries have filed a consolidated federal tax return. The statement of operations for the year ended December 31, 1997 include "pro forma" income taxes as if the companies had been subject to income taxes for all periods presented.

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $4.7 million, $4.2 million and $3.0 million for the periods ended December 31, 1999, 1998 and 1997, respectively.

TRANSLATION OF FOREIGN CURRENCIES

     Except as noted below, the Company's foreign subsidiaries use the local currency as their functional currency; accordingly, their balance sheets are translated using the current exchange rates as of the reporting dates and the statement of operations accounts are translated using a weighted-average exchange rate during the period. Adjustments resulting from such translation are included in cumulative translation adjustment, a separate component of stockholder's equity. Mexico was classified as a hyperinflationary economy through December 31, 1998 and, as a result, the Company's Mexican subsidiary was required to use the U.S. dollar as its functional currency. Accordingly, the financial statements of the Mexican subsidiary have been remeasured from the peso to the U.S. dollar and gains and losses on such remeasurement were included in the statement of operations for the two years ended December 31, 1998. Effective January 1, 1999, Mexico was no longer classified as a hyper-inflationary economy and as a result the Company's Mexican subsidiary used its local currency as its functional currency for the year ended December 31, 1999.

SEGMENT INFORMATION

     Management and the Company's chief operating decision maker assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment, the adhesive sealants and coatings segment of the specialty chemicals industry. Products are sold and distributed primarily throughout the United States. No customer accounted for more than 10.0% of the Company's accounts receivable or net sales for the years ended December 31, 1999, 1998 and 1997.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable, loans receivable, related party, accounts payable and accrued expenses, and other current liabilities approximate to their fair value at December 31, 1999 and 1998, due to the short-term nature of these instruments.

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. In addition, the Company maintains an allowance for potential credit losses. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its allowance for doubtful accounts.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 1999 presentation.

4. BUSINESS COMBINATIONS AND SALE OF BUSINESS

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

     Effective April 19, 1999, the Company acquired the net assets of the flexible packaging coatings business from The Valspar Corporation. The purchase price was approximately $15.8 million. Goodwill of approxi-

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS COMBINATIONS AND SALE OF BUSINESS (CONTINUED) mately $10.5 million and a covenant not to compete of $3.0 million were recognized in the acquisition and are being amortized over a period of 15 and three years, respectively.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

5. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1999          1998
                                                            ----          ----
Raw materials............................................  $ 9,920       $ 8,515
Work in process..........................................      386           326
Finished goods...........................................   15,722        10,981
                                                           -------       -------
                                                           $26,028       $19,822
                                                           =======       =======

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1999          1998
                                                            ----          ----
Land.....................................................  $ 5,148       $ 4,891
Building and improvements................................   22,956        19,677
Machinery and equipment..................................   32,018        28,017
Furniture and fixtures...................................    1,121           936
Construction-in-progress.................................    2,618         3,742
                                                           -------       -------
                                                            63,861        57,263
Less: Accumulated depreciation...........................   12,336         7,766
                                                           -------       -------
                                                           $51,525       $49,497
                                                           =======       =======

7. OTHER ASSETS

     Other assets are summarized as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     1998
                                                               ----     ----
Covenants not to compete....................................  $2,483   $  250
Other.......................................................     491      948
                                                              ------   ------
                                                              $2,974   $1,198
                                                              ======   ======

     The Company recorded covenants not to compete of $3.0 million and $0.3 million from certain acquisitions. These covenants are being amortized over a three year period, the lives of the agreements. Accumulated amortization related to the covenants was $817 and $50, at December 31, 1999 and 1998, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31
                                                             -----------------
                                                              1999      1998
                                                              ----      ----
Interest...................................................  $ 5,212   $ 5,121
Compensations and benefits.................................    5,816     4,118
Rebates and warranty.......................................    2,352     1,173
Stock repurchase...........................................    2,348        --
Long Term Incentive Plan payable...........................    1,536        --
Other......................................................    2,550     3,040
                                                             -------   -------
                                                             $19,814   $13,452
                                                             =======   =======

9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                               DECEMBER 31
                                                           -------------------
                                                             1999       1998
                                                             ----       ----
Senior subordinated notes................................  $125,000   $125,000
Credit facilities........................................    28,103        902
Acquisition notes payable................................     1,900      2,800
                                                           --------   --------
                                                            155,003    128,702
Less: Current maturities.................................    29,303      1,802
                                                           --------   --------
                                                           $125,700   $126,900
                                                           ========   ========

Senior Subordinated Notes

     On July 31, 1997, the Company completed a private placement issuance of $125.0 million in principal amount of 9.5% Senior Subordinated Notes due 2007 (the Notes) which were subsequently registered with the Securities and Exchange Commission. As a result of the change in control of the controlling stockholder on December 30, 1999, the Company was required under the provisions of the indenture, to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest. See Note 18, "Subsequent Events".

     The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned domestic subsidiaries -- SIA, P&S, OSI and Tanner (the Guarantor Subsidiaries). The Company's wholly-owned foreign subsidiaries are not guarantors of the Notes (the Non-Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several. The Company may incur additional indebtedness, including borrowings under its credit facilities, subject to certain limitations. See also Note 19 "Other Financial Information" for financial information as of December 31, 1999, of the Guarantor and the Non-Guarantor Subsidiaries.

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)
Credit Facilities

     On December 30, 1999, the Company repaid all outstanding amounts under its former credit facility and entered into a new credit agreement (Credit Agreement) providing for aggregate borrowings of $200.0 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $1.5 million, $1.1 million balance at December 31, 1999), (2) a $75.0 million term loan (Term Loan A) and
(3) a $75.0 million term loan (Term Loan B) for, among other uses, working capital purposes and to fund acquisitions.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 1999, the Company had $6.0 million outstanding and $42.9 million in available borrowings under the Credit Facility.

     Term Loan A and Term Loan B are payable in quarterly principal installments based on a percentage of the aggregate principal balance outstanding, as defined in the Credit Agreement, beginning March 31, 2001 through December 30, 2005 and December 30, 2006, respectively. At December 31, 1999, the Company had $75.0 million available under Term Loan A and had $21.0 million outstanding and $54.0 million available under Term Loan B.

     At the Company's election, amounts outstanding under the Credit Facility, Term Loan A and Term Loan B will bear interest, payable quarterly, at either the higher of the bank's prime rate (8.50% at December 31, 1999) or the Federal Funds rate plus 1/2 to 1%, plus 0.75% to 2.00%, or LIBOR (6.00% at December 31,
1999) plus 1.75% to 3.00%. The variable spread to the prime rate or LIBOR is determined by the Company's ratios of total debt to earnings before income taxes, interest, depreciation and amortization expense (EBITDA) and senior debt, as defined in the Agreement, to EBITDA after June 30, 2000.

     The Credit Agreement contains covenants that, among other things, restrict the ability to incur additional indebtedness, dispose of assets, repay or amend other indebtedness, pay dividends, or make other changes in the business conducted by the Company or its subsidiaries. In addition the Credit Agreement requires compliance with specific financial ratios and tests, as defined in the Credit Agreement. All covenants were met at December 31, 1999. The Credit Facility and term loans are collateralized by substantially all assets of the Company and pledged by the common stock of the Company's subsidiaries.

     The Company's Singapore-based sales office has a facility providing for borrowings up to SG $1.9 million and secured by a SG $1.9 million letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 1999, approximately $1.1 million was drawn on the facility.

Acquisition Notes Payable

     In connection with its acquisition of the C&A Division in June 1998, the Company issued notes payable to the former owners aggregating $2.8 million, of which $1.8 million is payable in two annual installments, and a $1.0 million note payable that has a maturity date of June 30, 2003. Both notes accrue interest at a rate of 8.5% payable on each June 30.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)
Annual Maturities

     Annual maturities of the Company's long-term debt are as follows at December 31, 1999:

2000........................................................  $ 29,303
2001........................................................       200
2002........................................................       200
2003........................................................       300
2004........................................................        --
2005 and thereafter.........................................   125,000
                                                              --------
                                                              $155,003
                                                              ========

10. INCOME TAXES

     The components of the provision for income taxes, are as follows for the years ended December 31, 1999, 1998 and 1997:

                                                           1999      1998      1997
                                                           ----      ----      ----
Current income taxes:
  Federal.............................................    $3,417    $  979    $  801
  State...............................................       601       205       245
  Foreign.............................................        --       207        31
                                                          ------    ------    ------
                                                           4,018     1,391     1,077
Deferred income taxes.................................       200     2,103       238
                                                          ------    ------    ------
                                                           4,218     3,494     1,315
Extraordinary items...................................      (703)     (118)     (948)
                                                          ------    ------    ------
Income taxes..........................................    $3,515    $3,376    $  367
                                                          ======    ======    ======

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 1999, 1998 and 1997:

                                                          1999       1998     1997
                                                          ----       ----     ----
Income taxes at federal statutory rate...............    $(1,523)   $1,663    $  47
Income not subject to income taxes...................         --        --     (558)
State taxes, net of federal benefit..................        359       358      181
Foreign income taxes.................................         --       207       31
Increase (decrease) in valuation allowance...........         --      (400)     400
Non-deductible amortization of goodwill..............        487       596      281
Non-deductible stock compensation expense............      4,151       124       --
Other................................................         41       828      (15)
                                                         -------    ------    -----
Income taxes at the effective rate...................    $ 3,515    $3,376    $ 367
                                                         =======    ======    =====

     Income not subject to income taxes represents income from the Parent Partnership and SEA which, prior to the reorganization (see also Note 1), was taxed at the partner/member level. Pro forma income taxes, as if the Company and its subsidiaries were subject to income taxes for all periods presented, are presented in the statement of operations. In 1998, the Company reversed the valuation allowance it had established relative to the deferred tax asset associated with its net operating loss carryforwards as it was able to utilize those

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)
carryforwards in 1998. Stock compensation expense represents the tax impact of non-deductible stock compensation expense recognized by the Company. This significant increase in 1999 is due primarily to the accelerated vesting of incentive units as a result of the sale of equity by the Parent Partnership.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1999       1998
                                                                ----       ----
Deferred tax assets:
  Allowance for doubtful accounts..........................    $   366    $   292
  Inventory obsolescence reserve...........................        372        218
  Inventory capitalization.................................         --        197
  Accrued liabilities......................................        421        531
  Deferred financing costs.................................        310        334
  Other....................................................        262        553
                                                               -------    -------
Deferred tax assets........................................      1,731      2,125
Deferred tax liabilities:
  Accelerated depreciation.................................     (2,562)    (2,244)
  Inventory capitalization.................................        (42)        --
  Amortization of goodwill.................................       (623)    (1,051)
  Refundable investment tax credits........................         --       (126)
                                                               -------    -------
Deferred tax liabilities...................................     (3,227)    (3,421)
                                                               -------    -------
Net deferred tax liability.................................    $(1,496)   $(1,296)
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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RETIREMENT PLANS (CONTINUED)
     The following tables set forth the Company's two defined benefit plans:

                                                               1999     1998
                                                               ----     ----
Change in projected benefit obligations
  Projected benefit obligation at beginning of year.........  $1,965   $1,752
  Service cost..............................................      88      121
  Interest cost.............................................     129      123
  Actuarial (gains) losses..................................    (181)      75
  Benefits paid.............................................    (109)    (106)
                                                              ------   ------
  Projected benefit obligation at end of year...............  $1,892   $1,965
                                                              ======   ======
Change in plan assets
  Fair value of plan assets at beginning of year............  $1,621   $1,742
  Actual return on plan assets..............................     443     (114)
  Company contributions.....................................      75       99
  Benefits paid.............................................    (108)    (106)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $2,031   $1,621
                                                              ======   ======
Funded status
  Funded status.............................................  $  139   $ (344)
  Unrecognized net actuarial (gain) loss....................     243     (223)
                                                              ------   ------
  Accrued benefit cost......................................  $  104   $  121
                                                              ======   ======
Amounts recognized in the consolidated balance sheets
  consist of:
  Accrued benefit liability.................................  $  104   $  121
                                                              ======   ======
Weighted-average assumptions as of December 31
  Discount rate.............................................     7.5%    6.75%
  Expected return on plan assets............................      10%      10%
  Rate of compensation increase.............................     4.5%     4.5%

                                                         1999    1998    1997
                                                         ----    ----    ----
Components of net periodic benefit cost:
  Service cost.........................................  $  88   $ 121   $ 104
  Interest cost........................................    129     123     117
  Expected return on plan assets.......................   (160)   (174)   (316)
                                                         -----   -----   -----
  Net periodic benefit cost............................  $  57   $  70   $ (95)
                                                         =====   =====   =====

     The Company sponsored several defined contribution plans (IRS qualified 401(k) plans). Participation in the plans is available to all salaried and hourly employees of the Company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense of $1,042, $1,020 and $600 for the periods ended December 31, 1999, 1998 and 1997, respectively.

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE

     The Company has implemented certain management incentive plans.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE (CONTINUED)
Stock Incentive Pool

     The Former Parent Partnership established a Stock Incentive Pool in order to provide incentives to employees and directors (including nonemployee directors) of the Company and its subsidiaries by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards were allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool was subject to five year time and performance vesting. The participant is awarded units in the Parent Partnership and common stock in its general partner. The Company recognized stock compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of $864, $408 and $22 for the years ended December 31, 1999, 1998 and 1997. The change in controlling stockholder on December 30, 1999, constituted a change in control under the securities agreements governing the Stock Incentive Pool. As a result all units and stock issued under the plan immediately vested on December 30, 1999. The Company recognized stock compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of approximately $11.3 million. This expense has been classified in special charges in our statement of operations. The Stock Incentive Pool was terminated on December 30, 1999.

Long-Term Incentive Plan

     The Former Parent Partnership established a Long-Term Incentive Plan to provide long-term incentive awards to nonunion employees (excluding most executives who participated directly in the Stock Incentive Pool). In connection with the December 30, 1999 sale of the Company's common stock by the Parent Partnership, the Board of directors determined that $1.5 million of cash should be distributed to eligible employees. This value was contributed to the Company from the Parent Partnership's net proceeds on December 30, 1999. The Company recognized stock compensation expense for the value of the pool at December 30, 1999 of $1.5 million and has been classified in special changes in our statement of operations.

Management Notes Receivable

     Certain members of management borrowed from the Parent Partnership a portion of the purchase price for their units in the Parent Partnership. In 1998, the Parent Partnership contributed those notes receivable to the Company as an equity contribution. The amount contributed was approximately $2.8 million. The notes receivable were collateralized by the Parent Partnership units, and as such, the balance had been reflected as a reduction of the Company's stockholder's equity. The balance of the management loans at December 30, 1999 was approximately $2.5 million. Upon the change of controlling stockholder of the Company on December 30, 1999, the balance of management loans were repaid by certain members of management from their net sale proceeds.

1999 Stock Option Plan

     On December 29, 1999, the Company adopted its Sovereign Specialty Chemicals, Inc. Stock Option Plan (the Plan), which provides incentives to key employees and directors (including nonemployee directors) of the Company by granting them nonqualified stock options of up to 240,713 shares of the Company's common stock. The Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom options will be granted, the number of options, and other terms and conditions of the options. Options are granted at not less than the fair value on the date of grant. Options granted from the Plan are subject to a five year vesting period and expire ten years from the date of grant. Options available for grant are 87,663 at December 31, 1999.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE (CONTINUED)
     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the options under the Company's Plan. Accordingly, compensation expense has only been recognized for options with an exercise price below the market value at the date of grant. Had compensation cost for the Company's Plan been determined in accordance with SFAS No. 123, it would have resulted in net income that approximate the amounts reported.

     The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rates of 6.50% and expected award lives of 5 years for 1999. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

     Because the Company's options have characteristics significantly different from those of traded stock options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its awards.

13. CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                   DECEMBER 31
                                                               -------------------
                                                                1999         1998
                                                                ----         ----
Buildings..................................................    $1,912       $1,912
Machinery and equipment....................................       298          105
                                                               ------       ------
                                                                2,210        2,017
Less: Accumulated depreciation.............................       539          324
                                                               ------       ------
                                                               $1,671       $1,693
                                                               ======       ======

     Future minimum lease payments under capital leases at December 31, 1999, together with the present value of the minimum lease payments are as follows:

2000........................................................  $   692
2001........................................................      688
2002........................................................      708
2003........................................................      684
2004........................................................      676
2005 and thereafter.........................................    2,611
                                                              -------
Total minimum payments......................................    6,059
Less: Amounts representing interest.........................    2,480
                                                              -------
Present value of minimum payments...........................    3,579
Less: Current portion.......................................      229
                                                              -------
Total long-term portion.....................................  $ 3,350
                                                              =======

14. ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, the remediation of contamination, and otherwise relating to health, safety, and protection of the environment. These laws and regulations provide for substantial fines and criminal sanctions for violations and

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. ENVIRONMENTAL MATTERS (CONTINUED)
impose liability for the costs of clean up, and for certain damages resulting from past spills, disposals, or other releases of hazardous substances. In connection with its acquisitions of businesses, the Company has conducted substantial investigations to assess potential environmental liabilities. The investigations, performed by independent consultants of all facilities, found that certain facilities have had or may have had releases of hazardous materials that require or may require remediation. In addition, certain subsidiaries have been named as potentially responsible parties under the Comprehensive Environment Response, Compensation, and Liability Act (CERCLA) and/or similar environmental laws for cleanup of multiparty waste disposal sites.

     The Company has negotiated contractual indemnifications from previous owners of acquired businesses, which, supplemented by commercial insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. At December 31, 1999, the Company had accrued reserves relating to environmental matters of approximately $0.4 million. The liabilities are included in the balance sheet as "other current liabilities" and represent known environmental liabilities for which the Company have been indemnified. Management estimates that it will incur approximately $0.4 million of these indemnified liabilities in 2000. The Company does not currently believe that potential additional expenses for environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997:

                                                  1999          1998          1997
                                                  ----          ----          ----
Cash paid for:
  Interest.....................................  $13,427       $13,675       $3,536
  Income taxes.................................    3,544         2,223          302
Supplemental disclosure of non-cash activity:
  Debt issued for capital leased assets........      193            --           --

16. SPECIAL CHARGES

     As a result of the change of controlling stockholder of the Company on December 30, 1999, the Company incurred incremental expenses totalling $14.2 million, consisting of $11.3 million in stock compensation expense related to accelerated vesting of incentive equity awards previously issued to certain members of management, $1.5 million in compensation expense related to a disbursement made to employees under the Long-Term Incentive Plan, $0.8 million in cash bonuses related to the transaction and $0.6 million in legal, accounting and other fees.

17. EXTRAORDINARY LOSSES

     During 1997, the Company repaid its outstanding debt obligations under certain credit agreements and recognized an extraordinary loss related to the write-off of unamortized deferred financing costs of $1,409, net of tax benefit of $948.

     During 1998, the Company repaid its outstanding debt obligations under its $30.0 million term loan and recognized an extraordinary loss related to the write-off of unamortized deferred financing costs of $176, net of tax benefit of $118.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EXTRAORDINARY LOSSES -- (CONTINUED)
     During 1999, the Company refinanced its prior credit facility and recognized an extraordinary loss related to the write-off of unamortized deferred financing costs of $1,055, net of tax benefit of $703.

18. SUBSEQUENT EVENTS

Employee Stock Purchase Plan

     On January 26, 2000, the Company adopted its Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan in order to provide incentives to salaried employees (excluding executives who participate directly in the Sovereign Specialty Chemicals, Inc. Stock Option Plan) by providing them the opportunity to purchase up to 20,000 shares of common stock of the Company. The compensation committee of the Board of Directors will administer the plan. As of March 23, 2000, the Company's employees have subscribed to purchase 7,245 Class A common shares.

Senior Subordinated Notes

     The change of controlling stockholder of the Company constituted a change of control under the terms of the indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2007 and, as a result, the Company was required to make an offer to purchase for cash any and all of its outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase of 100% of the outstanding Notes was completed on March 6, 2000 with the repurchase of the entire $125.0 million principal amount of 9 1/2% notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the Credit Agreement.

     The Company is proposing to issue $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The Company intends to use proceeds from this offering, if consummated, to repay amounts drawn under the Credit Agreement for the repurchase of the 9 1/2% notes.

19. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 1999, 1998 and 1997, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below. The financial statement data of the Guarantor Subsidiaries include SIA, P&S, OSI, and Tanner under the caption "the Company."

                                                              GUARANTOR
                                                             SUBSIDIARIES
                                                             ------------   NON-GUARANTOR
                                                             THE COMPANY    SUBSIDIARIES     TOTAL
                                                             ------------   -------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales..................................................    $227,794        $ 9,614      $237,408
Cost of goods sold.........................................     155,803          6,747       162,550
                                                               --------        -------      --------
Gross profit...............................................      71,991          2,867        74,858
Selling, general, and administrative expenses..............      60,293          2,210        62,503
                                                               --------        -------      --------
Operating income...........................................      11,698            657        12,355
Interest expense, net......................................      14,927            149        15,076
                                                               --------        -------      --------
Income (loss) before income taxes and extraordinary loss...    $ (3,229)       $   508      $ (2,721)
                                                               ========        =======      ========
BALANCE SHEET DATA:
Assets:
Current assets.............................................    $ 80,156        $ 6,016      $ 86,172
Property, plant and equipment, net.........................      50,462          1,063        51,525
Goodwill, net..............................................     106,157             --       106,157
Deferred financing costs, net..............................      11,011             --        11,011
Other assets...............................................       2,878             96         2,974
                                                               --------        -------      --------
Total assets...............................................    $250,664        $ 7,175      $257,839
                                                               ========        =======      ========
Liabilities and stockholders' equity:
Current liabilities........................................    $ 62,799        $ 6,062      $ 68,861
Long-term liabilities......................................     132,362             --       132,362
Total stockholders' equity.................................      55,503          1,113        56,616
                                                               --------        -------      --------
Total liabilities and stockholders' equity.................    $250,664        $ 7,175      $257,839
                                                               ========        =======      ========

                                                              GUARANTOR
                                                             SUBSIDIARIES
                                                             ------------   NON-GUARANTOR
                                                             THE COMPANY    SUBSIDIARIES     TOTAL
                                                             ------------   -------------   --------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)..........................................    $ (8,457)       $   463      $ (7,994)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization............................      10,836            129        10,965
  Deferred income taxes....................................         200             --           200
  Compensation expense on management incentive plan........      13,746             --        13,746
  Amortization of deferred financing costs.................       1,185             --         1,185
  Extraordinary losses.....................................       1,055             --         1,055
  Changes in operating assets and liabilities (net of
     effect of acquired companies).........................      (7,883)          (323)       (8,206)
                                                               --------        -------      --------
Net cash provided by operating activities..................      10,682            269        10,951
INVESTING ACTIVITIES
Acquisition of business, net of acquired cash..............     (15,769)            --       (15,769)
Purchase of property, plant, and equipment.................      (5,908)          (372)       (6,280)
                                                               --------        -------      --------
Net cash used in investing activities......................     (21,677)          (372)      (22,049)
FINANCING ACTIVITIES
Capital contributions......................................    $     55        $    --      $     55
Net proceeds from revolving credit facilities..............      27,000            201        27,201
Deferred financing costs...................................      (4,041)            --        (4,041)
Payments on acquisition notes payable......................        (900)            --          (900)
Payments on capital lease obligations......................        (194)            --          (194)
                                                               --------        -------      --------
Net cash provided by financing activities..................      21,920            201        22,121
Effect of exchange rate changes on cash....................         221           (102)          119
                                                               --------        -------      --------
Net increase (decrease) in cash and cash equivalents.......      11,146             (4)       11,142
Cash and cash equivalents at beginning of year.............       5,523            340         5,863
                                                               --------        -------      --------
Cash and cash equivalents at end of year...................    $ 16,595        $   336      $ 17,005
                                                               ========        =======      ========

     The following sets forth the financial data at December 31, 1998 and for the year then ended. For purposes of this disclosure, the results of operations for Mercer for the period ended April 21, 1998 (date of disposition) are separately reported.

                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.......................................    $196,989     $ 7,218       $ 7,128      $211,335
Cost of goods sold..............................     133,997       4,700         5,342       144,039
                                                    --------     -------       -------      --------
Gross profit....................................      62,992       2,518         1,786        67,296
Selling, general, and administrative expenses...      43,094       1,439         1,885        46,418
                                                    --------     -------       -------      --------
Operating income (loss).........................      19,898       1,079           (99)       20,878
Interest expense, net...........................      13,718         840           154        14,712
Loss on sale of business........................       1,025          --            --         1,025
                                                    --------     -------       -------      --------
Income (loss) before income taxes and
  extraordinary losses..........................    $  5,155     $   239       $  (253)     $  5,141
                                                    ========     =======       =======      ========
BALANCE SHEET DATA:
Assets:
Current assets..................................    $ 60,379                   $ 3,375      $ 63,754
Property, plant and equipment, net..............      48,702                       795        49,497
Goodwill, net...................................     101,205                        --       101,205
Deferred financing costs, net...................       9,913                        --         9,913
Other assets....................................       1,016                       182         1,198
                                                    --------                   -------      --------
Total assets....................................    $221,215                   $ 4,352      $225,567
                                                    ========                   =======      ========
Liabilities and stockholder's equity (deficit):
Current liabilities.............................    $ 30,665                   $ 3,350      $ 34,015
Long-term liabilities...........................     135,130                     2,228       137,358
Total stockholder's equity (deficit)............      55,420                    (1,226)       54,194
                                                    --------                   -------      --------
Total liabilities and stockholder's equity......    $221,215                   $ 4,352      $225,567
                                                    ========                   =======      ========

                                                  GUARANTOR SUBSIDIARIES
                                                  -----------------------   NON-GUARANTOR
                                                  THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                  ------------   --------   -------------   --------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)...............................    $  1,486     $   238       $  (253)     $  1,471
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization.................       8,699         422           356         9,477
  Deferred income taxes.........................       2,025          --            --         2,025
  Loss on sale of business......................       1,025          --            --         1,025
  Compensation expense on management incentive
     plan.......................................         408          --            --           408
  Amortization of deferred financing costs......       1,129          84            --         1,213
  Extraordinary losses..........................         176          --            --           176
  Changes in operating assets and liabilities
     (net of effect of acquired companies)......      (1,189)     (1,021)           33        (2,177)
                                                    --------     -------       -------      --------
Net cash provided by (used in) operating
  activities....................................      13,759        (277)          136        13,618
INVESTING ACTIVITIES
Acquisition, disposition of businesses, net (net
  of acquired cash).............................      20,255         (36)           --        20,219
Purchase of property, plant, and equipment......      (3,960)       (188)         (324)       (4,472)
                                                    --------     -------       -------      --------
Net cash provided by (used in) investing
  activities....................................      16,295        (224)         (324)       15,747
FINANCING ACTIVITIES
Capital contributions...........................         230          --            --           230
Net proceeds from revolving credit facilities...         (29)         --           338           309
Proceeds from issuance of long-term debt........          --          --            --            --
Deferred financing costs........................        (282)         --            --          (282)
Payments on long-term debt......................     (30,081)         --            --       (30,081)
Payments on capital lease obligations...........        (122)         --            --          (122)
                                                    --------     -------       -------      --------
Net cash used in provided by financings
  activities....................................     (30,284)         --           338       (29,946)
Effect of exchange rate changes on cash.........          31          --            --            31
                                                    --------     -------       -------      --------
Net increase decrease in cash and cash
  equivalents...................................        (199)       (501)          150          (550)
Cash and cash equivalents at beginning of
  year..........................................       5,722         501           190         6,413
                                                    --------     -------       -------      --------
Cash and cash equivalents at end of year........    $  5,523     $    --       $   340      $  5,863
                                                    ========     =======       =======      ========

     The following sets forth the financial data at December 31, 1997 and for the year then ended:

                                                 GUARANTOR SUBSIDIARIES
                                                 -----------------------   NON-GUARANTOR
                                                 THE COMPANY     MERCER    SUBSIDIARIES     TOTAL
                                                 ------------   --------   -------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales......................................    $119,951     $ 9,945       $ 4,875      $134,771
Cost of goods sold.............................      82,608       6,921         3,360        92,889
                                                   --------     -------       -------      --------
Gross profit...................................      37,343       3,024         1,515        41,882
Selling, general, and administrative
  expenses.....................................      26,692       1,899         1,703        30,294
                                                   --------     -------       -------      --------
Operating income (loss)........................      10,651       1,125          (188)       11,588
Interest expense...............................       7,858       1,117           105         9,080
                                                   --------     -------       -------      --------
Income (loss) before income taxes and
  extraordinary losses.........................    $  2,793     $     8       $  (293)     $  2,508
                                                   ========     =======       =======      ========
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)..............................    $     75     $     2       $  (293)     $   (216)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization................       5,323         699            27         6,049
  Deferred income taxes........................          72         166            --           238
  Amortization of deferred financing costs.....         651          --            --           651
  Extraordinary losses.........................       1,409          --            --         1,409
  Changes in operating assets and liabilities
     (net of effect of acquired companies).....      (1,301)       (391)         (103)       (1,745)
                                                   --------     -------       -------      --------
Net cash provided by (used in) operating
  activities...................................       6,279         476          (369)        6,386
INVESTING ACTIVITIES
Acquisition of businesses, net (net of acquired
  cash)........................................    (133,338)         --            --      (133,338)
Purchase of property, plant, and equipment.....      (1,429)        (37)         (368)       (1,834)
                                                   --------     -------       -------      --------
Net cash used in investing activities..........    (134,767)        (37)         (368)     (135,172)
FINANCING ACTIVITIES
Capital contributions..........................      33,800          --            --        33,800
Proceeds from revolving credit facility........          --          --           593           593
Payments on revolving credit facility..........          --          --            --            --
Proceeds from issuance of long-term debt.......     155,000          --            --       155,000
Deferred financing costs.......................     (12,672)         --            --       (12,672)
Payments on long-term debt.....................     (41,360)         --            --       (41,360)
Payments on capital lease obligations..........        (270)         --            --          (270)
Distributions..................................          --          --            --            --
                                                   --------     -------       -------      --------
Net cash provided by financings activities.....     134,498          --           593       135,091
Effect of exchange rate changes on cash........          --          --             4             4
                                                   --------     -------       -------      --------
Net increase (decrease) in cash and cash
  equivalents..................................       6,010         439          (140)        6,309
Cash and cash equivalents at beginning of
  year.........................................        (288)         62           330           104
                                                   --------     -------       -------      --------
Cash and cash equivalents at end of year.......    $  5,722     $   501       $   190      $  6,413
                                                   ========     =======       =======      ========

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Certificate of Incorporation Sovereign Specialty Chemicals,
           Inc., incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
 3.2       By-Laws of Sovereign Specialty Chemicals, Inc., incorporated by reference to the Company's Registration Statement on Form
           S-8 as filed on January 28, 2000*
 4.1       Credit Agreement, dated December 29, 1999 among Sovereign
           Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
           Inc. and the Chase Manhattan Bank
 4.1A      Letter amendment, dated February 16, 2000, among Sovereign
           Specialty Chemicals, Inc., the Guarantors and the Initial
           Lenders
 4.1B      Amendment and waiver letter, dated February 29, 2000, among
           Sovereign Specialty Chemicals, Inc., the Guarantors and the
           Initial Lenders
 4.2       Shareholders Agreement, dated December 29, 1999 between and among Sovereign Specialty Chemicals, Inc., SSCI Investors
           LLC and the Shareholders listed on Schedule I thereto,
           incorporated by reference to the Company's Current Report on
           Form 8-K/A as filed on January 13, 2000*
 4.3       Amended and Restated Shareholders Agreement, dated December
           14, 1999, by and among Sovereign Specialty Chemicals, Inc.
           SSCI Investors LLC, and Sovereign Specialty Chemicals L.P.
 4.3A      Amendment No. 1 to Amended and Restated Shareholders
           Agreement dated December 14, 1999, by and among Sovereign
           Specialty Chemicals, Inc., SSCI Investors LLC, and Sovereign
           Specialty Chemicals, L.P.
10.1       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Robert B. Covalt
10.1A      First Amendment to Employment Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           January 2, 2000
10.2       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Gerard A. Loftus
10.3       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Peter Longo
10.4       Employment Agreement, dated December 29, 1999 between the
           Sovereign Specialty Chemicals, Inc. and Frederick Quinn
10.5       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and John Mellett
10.6       Sovereign Specialty Chemicals, Inc. Management Incentive
           Compensation Plan dated January 1, 2000
10.7       Sovereign Specialty Chemicals, Inc. Stock Option Plan, dated
           December 29, 1999
10.8       Non-qualified Stock Option Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           December 31, 1999
10.8A      First Amendment to Non-qualified Stock Option Agreement
           between Sovereign Specialty Chemicals, Inc. and Robert B.
           Covalt, dated January 4, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.9       Sovereign Specialty Chemicals, Inc. Employee Stock Purchase
           Plan, incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
10.10      Non-qualified stock option Agreement between Sovereign
           Specialty Chemicals, Inc. and the individuals listed in
           Schedule 1 thereto, dated December 29, 1999
10.14      Asset Purchase Agreement dated March 31, 1996 among The
           BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
           and the Parent Partnership*+
10.15      Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*+
10.16      Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*+
10.17      Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company*+
10.20      Stock Purchase Agreement, dated March 5, 1998, by among
           Burke Industries, Inc., Mercer and the Company+*
21.1       Subsidiaries of the Company and the Guarantors
23.2       Consent of Ernst & Young LLP (independent auditors)
27         Financial Data Schedule
99.1       Cautionary Statements For Purposes of "Safe Harbor"
           Provisions of Securities Reform Act of 1995

-------------------------
+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONS
                                            BALANCE AT    -----------------------
                                            BEGINNING     CHARGED TO   CHARGED TO
                                                OF        COSTS AND      OTHER                   BALANCE AT END
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                            ----------    ----------   ----------   ----------   --------------
  Year ended December 31, 1997
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       324           857                       526(1)          655
       Reserve for inventory
          obsolescence...................       293           244          732(2)       110(1)        1,159
  Year ended December 31, 1998
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       655           376           --          503(1)          528
       Reserve for inventory
          obsolescence...................     1,159           203           --          624(1)          738
  Year ended December 31, 1999
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................       528           556           --          354             730
       Reserve for inventory
          obsolescence...................       730           223           --          252             709

-------------------------
(1) Accounts written off, net of recoveries.
(2) Balances added through new acquisitions.