Form 10-Q
period 2000-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2000-05-15
CIK 1048914

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

                 For the quarterly period ended March 31, 2000

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 2000 (Unaudited)
  and December 31, 1999.....................................       1
Consolidated Statements of Operations for the three months
  ended March 31, 2000
  and 1999 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2000 and 1999 (Unaudited).................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      11
Signatures..................................................      12

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2000            1999
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  9,483        $ 17,005
  Accounts receivable, net..................................       42,673          38,756
  Inventories...............................................       27,109          26,028
  Deferred income taxes.....................................        1,177           1,177
  Other current assets......................................        5,517           3,206
                                                                 --------        --------
Total current assets........................................       85,959          86,172
Property, plant, and equipment, net.........................       50,518          51,525
Goodwill, net...............................................      104,687         106,157
Deferred financing costs, net...............................        9,714          11,011
Other assets................................................        3,887           2,974
                                                                 --------        --------
Total assets................................................     $254,765        $257,839
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 18,498        $ 18,591
  Accrued expenses..........................................       10,123          19,814
  Other current liabilities.................................          777             924
  Current portion of long-term debt.........................       16,298          29,303
  Current portion of capital lease obligations..............          229             229
                                                                 --------        --------
Total current liabilities...................................       45,925          68,861
Long-term debt, less current portion........................      149,632         125,700
Capital lease obligations, less current portion.............        3,291           3,350
Deferred income taxes.......................................        2,676           2,676
Other long-term liabilities.................................          626             636
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,436,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       63,578          63,578
Accumulated Deficit.........................................      (10,936)         (7,045)
Cumulative translation adjustments..........................          (49)             61
                                                                 --------        --------
Total stockholders' equity..................................       52,615          56,616
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $254,765        $257,839
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2000    MARCH 31, 1999
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
Net sales...................................................       $60,812           $55,766
Cost of goods sold..........................................        41,302            37,880
                                                                   -------           -------
Gross profit................................................        19,510            17,886
Selling, general and administrative expenses................        13,176            11,938
                                                                   -------           -------
Operating income............................................         6,334             5,948
Interest expense, net.......................................         4,176             3,462
                                                                   -------           -------
Income before income taxes and extraordinary loss...........         2,158             2,486
Income taxes................................................         1,221             1,106
                                                                   -------           -------
Income before extraordinary loss............................           937             1,380
Extraordinary loss, net of income tax benefit...............        (4,828)               --
                                                                   -------           -------
Net (loss) income...........................................       $(3,891)          $ 1,380
                                                                   =======           =======

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2000    MARCH 31, 1999
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net (loss) income...........................................      $  (3,891)        $   1,380
Adjustments to reconcile net (loss) income to cash used in
  operating activities:
  Depreciation and amortization.............................          3,076             2,451
  Amortization of deferred financing costs..................            351               295
  Extraordinary loss........................................          4,828                --
  Compensation expense under management incentive plans.....             --                90
  Changes in operating assets and liabilities:
     Accounts receivable....................................         (3,917)           (5,476)
     Inventories............................................         (1,081)           (4,133)
     Prepaid expenses and other assets......................         (2,537)              490
     Accounts payable.......................................            (93)            3,436
     Accrued expenses and other.............................         (7,296)           (3,975)
                                                                  ---------         ---------
Net cash used in operating activities.......................        (10,560)           (5,442)
INVESTING ACTIVITIES
Purchase of property, plant and equipment...................           (780)           (2,180)
                                                                  ---------         ---------
Net cash used in investing activities.......................           (780)           (2,180)
FINANCING ACTIVITIES
Payments on long-term debt..................................       (126,250)               --
Proceeds from issuance of long-term debt....................        148,932                --
Payments for deferred financing costs.......................         (5,773)               --
Payments on capital lease obligations.......................            (59)              (47)
Proceeds from revolving credit facilities...................        134,000             8,000
Payments on revolving credit facilities.....................       (147,000)              (57)
                                                                  ---------         ---------
Net cash provided by financing activities...................          3,851             7,896
Effect of exchange rate changes on cash.....................            (32)              (84)
                                                                  ---------         ---------
Net (decrease) increase in cash and cash equivalents........         (7,522)              190
Cash and cash equivalents at beginning of period............         17,005             5,863
                                                                  ---------         ---------
Cash and cash equivalents at end of period..................      $   9,483         $   6,053
                                                                  =========         =========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended March 31, 2000 and 1999, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment. The Company operates in the adhesives sealants and coatings segment of the specialty chemicals industry.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 1999 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Raw Materials......................................     $ 9,821       $ 9,920
Work in process....................................         448           386
Finished Goods.....................................      16,840        15,722
                                                        -------       -------
                                                        $27,109       $26,028
                                                        =======       =======

3. LONG-TERM DEBT

     The change of controlling stockholder of the Company, on December 30, 1999, constituted a change of control under the terms of the indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2007

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                             (Dollars in Thousands)

and, as a result, the Company was required to make an offer to purchase for cash any and all of its outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. On March 6, 2000, the entire $125.0 million principal amount of 9 1/2% notes was repurchased for an aggregate purchase price of $127.4 million which was financed with borrowings under the Credit Agreement. In connection with the repurchase transaction, the Company recognized an extraordinary loss of $4.8 million, net of tax benefit of $3.2 million resulting from the 1% premium paid at repurchase and the write-off of approximately $3.5 million of unamortized deferred financing costs.

     On March 29, 2000, the Company completed a private placement issuance of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010 (the offering). The offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC). The Notes were issued at a discount of $1.1 million which will be amortized to interest expense over the life of the Notes.

     Proceeds from the offering were used to repay $60.0 million principal drawn under the Term A Loan Facility, $75.0 million drawn under Term B Loan Facility and $6.0 million drawn under the Revolving Credit Facility and for general corporate purposes. In connection with this repayment, Term B Loan Facility was terminated and the aggregate borrowings under the Credit agreement were reduced from $200 million to $125 million.

     The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15, commencing September 15, 2000. On or after March 15, 2005, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

        YEAR           REDEMPTION PRICE
        ----           ----------------
2005                       105.938%
2006                       103.958%
2007                       101.979%
2008 and thereafter        100.000%

     In addition, at any time on or prior to March 15, 2003, the Company may redeem, in the aggregate, up to 35% of the original aggregate principal amount of the Notes (calculated after giving effect to the original issuance of additional Notes, if any) with the net cash proceeds of one or more public equity offerings by the Company, at a redemption price in cash equal to 111.875% of the principal amount thereof, plus accrued and unpaid interest. In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                             (Dollars in Thousands)

4. COMPREHENSIVE (LOSS) INCOME

     For the three months ended March 31, 2000 and 1999, respectively, the calculation of comprehensive (loss) income is as follows:

                                                             2000       1999
                                                            -------    ------
Net (loss) income as reported...........................    $(3,891)   $1,380
Foreign currency translation adjustments................       (110)      (84)
                                                            -------    ------
Comprehensive (loss) income.............................    $(4,001)   $1,296
                                                            =======    ======

5. EMPLOYEE STOCK PURCHASE PLAN

     On January 26, 2000, the Company adopted its Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan in order to provide incentives to salaried employees (excluding executives who participate directly in the Sovereign Specialty Chemicals, Inc. Stock Option Plan) by providing them the opportunity to purchase up to 20,000 shares of common stock of the Company. The compensation committee of the Board of Directors will administer the plan. As of March 31, 2000, the Company's employees had subscribed to purchase 7,045 Class A common shares.

6. SUBSEQUENT EVENT

     On April 10, 2000, the Company repurchased 7,045 Class A Common Shares from its principal stockholder at fair market value. All shares repurchased were sold to employees at fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL

     We exist to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemicals industry. We have grown through the acquisition and integration of businesses in the highly fragmented U.S. adhesives, sealants and coatings segment of the specialty chemicals industry. We plan to continue growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

     This table describes the acquisitions since inception in March 1996.

                                          DATE OF
             ACQUISITION                ACQUISITION                APPLICATION
             -----------                -----------                -----------
Adhesives Systems Division of B.F.      March 1996    Specialty adhesives used primarily for
  Goodrich (renamed SIA Adhesives,                      automobile, aerospace and general
  Inc.                                                  industrial applications
Pierce & Stevens Corp.                  August 1996   Specialty coatings and adhesives for
                                                        performance-oriented niche
                                                        applications
U.S. Adhesives, Sealants and Coatings   August 1997   Adhesives and sealants primarily
  Division of Laporte PLC(1)                            utilized for housing repair,
                                                        remodeling and construction and
                                                        industrial applications
Coatings and Adhesives Division of       June 1998    Specialty polyurethane formulations
  K.J. Quinn & Co., Inc.                                for adhesives and coatings
PL Adhesives & Sealants brand and       August 1998   Adhesives and sealants for consumer
  product line from ChemRex Inc.                        applications
Flexible packaging coating business of  April 1999    Radiation curable, water and solvent
  The Valspar Corporation                               products

-------------------------

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

     SSCI Investors LLC's acquisition of 75% of the Company's capital stock constituted a change of control under the terms of the indenture relating to our 9 1/2% Senior Subordinated Notes due 2007 and, as a result, we were required to make an offer to purchase for cash any and all of the outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase was completed on March 6, 2000 with the repurchase of the entire $125.0 million principle amount of 9 1/2% notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the credit facilities. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. We used proceeds from this offering to repay amounts drawn under our credit facilities for the repurchase of the 9 1/2% notes and for general corporate purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net Sales. Net sales were $60.8 million for the first quarter of 2000, an increase of $5.0 million, or 9.0% over 1999 net sales. Net sales increased in 2000 due to organic growth (approximately 4.4%) and growth through acquisitions (approximately 4.6%). Each of our business units achieved organic sales growth in the quarter. Contributors to this organic growth were increased sales of insulation coatings by SIA Tanner, adhesives for housing and construction applications sold through the do-it-yourself channel by OSI Sealants and flexible packaging, and overprint coatings by Pierce & Stevens.

     Cost of Goods Sold. Costs of goods sold was $41.3 million in the first quarter of 2000, an increase of $3.4 million, or 9.0% over 1999. As a percentage of net sales, cost of goods sold remained constant at 67.9% for the first quarter of 2000 and 1999, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13.2 million for 2000, an increase of $1.2 million, or 10.4% over 1999. As a percentage of net sales, selling, general and administrative expenses increased to 21.7% for 2000 from 21.4% in 1999. This percentage increase was due primarily to an increase in management fees paid to our principal investor for advisory and consulting services.

     Interest Expense. Net interest expense was $0.7 million higher in 2000 primarily due to higher average borrowings in the first quarter of 2000.

     Income Taxes. Income tax expense was $1.2 million and $1.1 million in the first quarter of 2000 and 1999, respectively.

     Income before extraordinary loss. Income before extraordinary loss for the quarter ended March 31, 2000 was $0.9 million compared to $1.4 million in the prior year. This decrease was primarily due to matters discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million net of the income tax benefit of $3.2 million, relates to the write off of unamortized deferred financing costs and the payment of the 1% premium relative to the repurchase of 9 1/2% Notes.

     Net Income (loss). Primarily as a result of the extraordinary loss recognized relative to the repurchase of the 9 1/2% Notes, a net loss of $3.9 million was incurred in the first quarter of 2000 compared to net income of $1.4 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $10.6 million in the first quarter of 2000. Adjusting the net loss for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs and extraordinary loss results in positive cash flow of approximately $4.4 million. This cash flow from operations was offset by increases in accounts receivable of $3.9 million, increases in prepaid and other assets of $2.5 million, and a net buildup of inventory levels of $1.1 million. In addition accrued expenses decreased by approximately $7.3 million in the quarter. The increases in accounts receivable are consistent with the percentage sales increases year over year. The increase in prepaid and other assets is due primarily to increases in income taxes receivable and amounts due from the former Parent Partnership. The decreases in accrued expenses relate primarily to the payments of approximately $2.3 million relative to the December 28, 1999 stock repurchase, $1.5 million in Long Term Incentive Plan payable and 1999 accrued bonuses.

     We have a management agreement with AEA Investors, Inc. pursuant to which we receive advisory and consulting services. The management agreement provides for an annual aggregate fee of $999,999 plus reasonable out-of-pocket costs and expenses.

     Net cash used in investing activities was $0.7 million in 2000 and resulted from capital additions to property, plant and equipment.

     Net cash provided by financing activities was $3.8 million in 2000.

     We entered into a new Credit Agreement on December 29, 1999, which provided for aggregate borrowings of $200 million, including a (1) $50.0 million revolving credit facility (Credit Facility), (2) a $75.0 million term loan (Term Loan A), (3) a $75.0 million term loan (Term Loan B). Borrowings under the Credit Facility are available on a fully revolving basis and may be used for general corporate purposes, including to a limited extent acquisitions. The Credit Facility will mature on December 30, 2005. Borrowings under Term Loan A may be used for general corporate purposes, including acquisitions, and commitments to lend under this facility terminate to the extent not then drawn. Borrowings under the Term Loan B were available for general corporate purposes and were fully drawn on March 6, 2000, as part of the $127.4 million which was used to repurchase $125.0 million principal amount of 9 1/2% notes. On March 6, 2000, after making that repurchase we had outstanding $60.0 million principal amount under Term Loan A, $75.0 million principal amount under the Term Loan B and $20.0 million principal amount under the Credit Facility. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The cash proceeds from this offering of approximately $143.8 million were used to repay all amounts outstanding under Term Loan A and Term Loan B, $6.0 million outstanding under the Credit Facility and for general corporate purposes. Upon repayment, Term Loan B was terminated and the aggregate borrowings under the Credit Agreement were reduced from $200 million to $125 million. As of March 31, 2000, we have $75.0 million of borrowing availability under Term Loan A and $34.9 million of borrowing availability under our $50.0 million Credit Facility. We may incur additional indebtedness to the extent that we complete any acquisitions.

     Debt at March 31, 2000 consisted of $148.9 million principal amount of 11 7/8% Notes, net of unamortized discount, $14.0 million drawn under the Credit Facility and $1.1 million drawn under a $1.5 million sub-facility obtained by our Singapore-based sales office. We also had approximately $5.5 million outstanding of other indebtedness, including capital leases.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $0.8 million in the first quarter of 2000 and management currently anticipate capital expenditures will be approximately $8.1 million in 2000 and approximately $8.6 million in 2001. While we are engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this offering memorandum, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, Management does not expect capital expenditure requirements to increase materially in the foreseeable future.

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

YEAR 2000 DISCLOSURE

     To date, we have not experienced any significant functional problems related to the Year 2000 issue. In addition, to date, the Company has not experienced any significant Year 2000 issue with respect to vendors and/or third parties with whom the Company conducts business. While we believe that the identification of significant Year 2000 issues is unlikely at this time, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor the situation. In the event any Year 2000 issues arise, we have developed contingency plans to address them.

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

        Uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired business.

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        The potential impact of issues related to Year 2000 software compliance.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 15, 2000. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 15, 2000 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      4.2 Amended and Restated Shareholders Agreement, dated May 12, 2000 between and among Sovereign Specialty Chemicals, Inc., SSCI Investors LLC and the Shareholders listed on Schedule I thereto, incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 as filed May 12, 2000.

      27 Financial Data Schedule

     99.1 Cautionary Statements for Purposes of 'Safe Harbor' Provisions of Securities Reform Act of 1995, incorporated by reference to Exhibit
          99.1 of the Company's Annual Report on Form 10-K as filed on March 24, 2000.

(b) Reports on Form 8-K

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: May 15, 2000                        Officer