Form 10-Q
period 2000-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2000-08-15
CIK 1048914

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

                  For the quarterly period ended June 30, 2000

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
  December 31, 1999.........................................       1
Consolidated Statements of Operations for the three and six
  months ended June 30, 2000
  and 1999 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the six months
  ended June 30, 2000 and 1999 (Unaudited)..................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       7
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      11
Signatures..................................................      12

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2000            1999
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  6,630        $ 17,005
  Accounts receivable, net..................................       45,440          38,756
  Inventories...............................................       26,990          26,028
  Deferred income taxes.....................................        1,177           1,177
  Other current assets......................................        4,501           3,206
                                                                 --------        --------
Total current assets........................................       84,738          86,172
Property, plant, and equipment, net.........................       50,247          51,525
Goodwill, net...............................................      103,215         106,157
Deferred financing costs, net...............................       10,301          11,011
Other assets................................................        2,865           2,974
                                                                 --------        --------
Total assets................................................     $251,366        $257,839
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 19,027        $ 18,591
  Accrued expenses..........................................       14,663          19,814
  Other current liabilities.................................          218             924
  Current portion of long-term debt.........................        8,094          29,303
  Current portion of capital lease obligations..............          229             229
                                                                 --------        --------
Total current liabilities...................................       42,231          68,861
Long-term debt, less current portion........................      149,479         125,700
Capital lease obligations, less current portion.............        3,244           3,350
Deferred income taxes.......................................        2,393           2,676
Other long-term liabilities.................................          607             636
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,436,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       63,578          63,578
Accumulated deficit.........................................      (10,110)         (7,045)
Cumulative translation adjustments..........................          (78)             61
                                                                 --------        --------
Total stockholders' equity..................................       53,412          56,616
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $251,366        $257,839
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   JUNE 30, 2000                  JUNE 30, 1999
                                            ---------------------------    ---------------------------
                                            THREE MONTHS    SIX MONTHS     THREE MONTHS    SIX MONTHS
                                               ENDED           ENDED          ENDED           ENDED
                                            ------------    -----------    ------------    -----------
                                            (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Net sales...............................      $63,932        $124,743        $63,184        $118,816
Cost of goods sold......................       43,383          84,686         43,116          80,996
                                              -------        --------        -------        --------
Gross profit............................       20,549          40,057         20,068          37,820
Selling, general and administrative
  expenses..............................       13,620          26,796         11,946          23,750
                                              -------        --------        -------        --------
Operating income........................        6,929          13,261          8,122          14,070
Interest expense, net...................       (5,382)         (9,558)        (3,870)         (7,332)
                                              -------        --------        -------        --------
Income before income taxes and
  extraordinary loss....................        1,547           3,703          4,252           6,738
Income taxes............................          720           1,940          2,413           3,519
                                              -------        --------        -------        --------
Income before extraordinary loss........          827           1,763          1,839           3,219
Extraordinary loss, net of income tax
  benefit...............................           --          (4,828)            --              --
                                              -------        --------        -------        --------
Net income (loss).......................      $   827        $ (3,065)       $ 1,839        $  3,219
                                              =======        ========        =======        ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 2000    JUNE 30, 1999
                                                                -------------    -------------
                                                                 (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................      $  (3,065)       $   3,219
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Depreciation and amortization.............................          6,151            5,278
  Deferred income taxes.....................................           (281)              --
  Amortization of deferred financing costs..................            674              590
  Extraordinary loss........................................          4,828               --
  Compensation expense under management incentive plans.....             --              180
  Changes in operating assets and liabilities(net of
     acquisition):
     Accounts receivable....................................         (6,684)          (9,214)
     Inventories............................................           (962)          (2,491)
     Other assets...........................................           (820)             (22)
     Accounts payable.......................................            437            3,219
     Accrued expenses and other.............................         (3,423)           2,150
                                                                  ---------        ---------
Net cash provided by (used in) operating activities.........         (3,145)           2,909
INVESTING ACTIVITIES
  Acquisition of business...................................             --          (15,809)
  Purchase of property, plant and equipment.................         (1,693)          (3,505)
                                                                  ---------        ---------
Net cash used in investing activities.......................         (1,693)         (19,314)
FINANCING ACTIVITIES
  Payments on long-term debt................................       (127,450)          (1,000)
  Proceeds from issuance of long-term debt..................        148,932               --
  Payments of deferred financing costs......................         (6,765)              --
  Payments on capital lease obligations.....................           (106)             (77)
  Proceeds from revolving credit facilities.................        134,000           21,723
  Payments on revolving credit facilities...................       (154,009)          (5,000)
                                                                  ---------        ---------
Net cash provided by (used in) financing activities.........         (5,398)          15,646
Effect of exchange rate changes on cash.....................           (139)            (160)
                                                                  ---------        ---------
Net decrease in cash and cash equivalents...................        (10,375)            (919)
Cash and cash equivalents at beginning of period............         17,005            5,863
                                                                  ---------        ---------
Cash and cash equivalents at end of period..................      $   6,630        $   4,944
                                                                  =========        =========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended June 30, 2000 and 1999, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment. The Company operates in the adhesives sealants and coatings segment of the specialty chemicals industry.

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

2. INVENTORIES

     Inventories are summarized as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        --------    ------------
Raw materials.......................................    $10,491       $ 9,920
Work in process.....................................        834           386
Finished goods......................................     15,665        15,722
                                                        -------       -------
                                                        $26,990       $26,028
                                                        =======       =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000
                             (Dollars in Thousands)

3. COMPREHENSIVE INCOME (LOSS)

     For the three and six months ended June 30, 2000 and 1999, respectively, the calculation of comprehensive income (loss) is as follows:

                                  JUNE 30, 2000                 JUNE 30, 1999
                            --------------------------    --------------------------
                            THREE MONTHS    SIX MONTHS    THREE MONTHS    SIX MONTHS
                               ENDED          ENDED          ENDED          ENDED
                            ------------    ----------    ------------    ----------
Net income (loss) as
  reported................      $827         $(3,065)        $1,839         $3,219
Foreign currency
  translation
  adjustments.............       (29)           (139)           (81)          (165)
                                ----         -------         ------         ------
Comprehensive income
  (loss)..................      $798         $(3,204)        $1,758         $3,054
                                ====         =======         ======         ======

4. EXTRAORDINARY LOSS

     On March 6, 2000, the Company repurchased the entire $125.0 million principal amount of its 9 1/2% notes for an aggregate purchase price of $127.4 million which was financed with borrowings under the Credit Agreement. In connection with the repurchase transaction, the Company recognized an extraordinary loss of $4.8 million, net of tax benefit of $3.2 million resulting from the 1% premium paid at repurchase and the write-off of approximately $3.5 million of unamortized deferred financing costs.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000
                             (Dollars in Thousands)

5. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data for the three and six months ended June 30, 2000 and 1999, respectively of Sovereign Specialty Chemicals, Inc., "the Parent Company", the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below. The financial statement data of the Guarantor Subsidiaries include SIA, P&S, OSI, and Tanner under the caption "the Guarantor Subsidiaries."

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2000:
Net sales..............................    $119,683         $5,060        $      --     $      --      $ 124,743
Cost of goods sold.....................      81,346          3,340               --            --         84,686
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      38,337          1,720               --            --         40,057
Selling, general and administrative
  expenses.............................      22,446          1,392            2,958            --         26,796
                                           --------         ------        ---------     ---------      ---------
Operating income.......................      15,891            328           (2,958)           --         13,261
Equity in undistributed earnings.......          --                           3,934        (3,934)
Interest expense, net..................       7,612            (62)           1,884            --         (9,558)
                                           --------         ------        ---------     ---------      ---------
Income before income taxes and
  extraordinary items..................    $  8,279         $  266        $    (908)    $  (3,934)     $   3,703
                                           ========         ======        =========     =========      =========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED JUNE 30, 2000:
Net sales..............................    $ 61,171         $2,761        $      --     $      --      $  63,932
Cost of goods sold.....................      41,587          1,796               --            --         43,383
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      19,584            965               --            --         20,549
Selling, general and administrative
  expenses.............................      11,017            939            1,664            --         13,620
                                           --------         ------        ---------     ---------      ---------
Operating income.......................       8,567             26           (1,664)           --          6,929
Equity in undistributed earnings.......          --             --            5,005        (5,005)            --
Interest expense, net..................      (4,985)           (23)            (394)           --         (5,382)
                                           --------         ------        ---------     ---------      ---------
Income before income taxes.............    $  3,602         $    3        $   2,947     $  (5,005)     $   1,547
                                           ========         ======        =========     =========      =========
BALANCE SHEET DATA:
Current assets.........................    $ 95,181         $5,711        $  39,442     $ (55,596)     $  84,738
Property plant and equipment, net......      49,101          1,146               --            --         50,247
Goodwill, net..........................     103,215             --               --            --        103,215
Deferred financing costs, net..........      10,301             --               --            --         10,301
Other assets...........................       3,096             66          194,591      (194,888)         2,865
                                           --------         ------        ---------     ---------      ---------
Total assets...........................    $260,894         $6,923        $ 234,033     $(250,484)     $ 251,366
                                           ========         ======        =========     =========      =========
Current liabilities....................    $ 62,338         $3,926        $  31,642     $ (55,675)     $  42,231
Long-term liabilities..................     155,723             --          148,979      (148,979)       155,723
Total stockholders' equity.............      42,833          2,997           53,412       (45,830)        53,412
                                           --------         ------        ---------     ---------      ---------
Total liabilities and stockholders'
  equity...............................    $260,894         $6,923        $ 234,033     $(250,484)     $ 251,366
                                           ========         ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2000:
OPERATING ACTIVITIES
Net income (loss)......................    $  (2,730)       $  266        $    (601)    $      --      $  (3,065)
  Depreciation and amortization........        6,076            75               --            --          6,151
  Deferred income taxes................           --            --             (281)           --           (281)
  Amortization of deferred financing
     costs.............................          674            --               --            --            674
  Extraordinary loss...................        3,578            --            1,250            --          4,828
  Changes in operating assets and
     liabilities.......................      (18,252)         (240)           7,040            --        (11,452)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  operating activities.................      (10,654)          101            7,406            --         (3,145)
INVESTING ACTIVITIES
Purchase of property, plant and
  equipment............................       (1,610)          (83)              --            --         (1,693)
                                           ---------        ------        ---------     ---------      ---------
Net cash used in investing
  activities...........................       (1,610)          (83)              --            --         (1,693)
FINANCING ACTIVITIES
Payments on long-term debt.............     (127,450)           --               --            --       (127,450)
Proceeds from long-term debt...........      138,932            --           10,000            --        148,932
Payments of deferred financing costs...       (6,765)           --               --            --         (6,765)
Payments on capital leases.............         (106)           --               --            --           (106)
Proceeds from revolving credit
  facility.............................      134,000            --               --            --        134,000
Payments on revolving credit
  facility.............................     (133,813)         (196)         (20,000)           --       (154,009)
                                           ---------        ------        ---------     ---------      ---------
Net cash used in financing
  activities...........................        4,798          (196)         (10,000)           --         (5,398)
Effect of foreign currency changes on
  cash.................................         (143)            4               --            --           (139)
                                           ---------        ------        ---------     ---------      ---------
Net decrease in cash...................       (7,609)         (174)          (2,592)           --        (10,375)
Cash and cash equivalents, beginning of
  period...............................       13,809           409            2,787            --         17,005
                                           ---------        ------        ---------     ---------      ---------
Cash and cash equivalents, end of
  period...............................    $   6,200        $  235        $     195     $      --      $   6,630
                                           =========        ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000
                             (Dollars in Thousands)

     The following sets forth financial data at June 30, 1999 and for the three and six months then ended.

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 1999:
Net sales..............................    $115,117         $3,699         $    --       $    --       $118,816
Cost of goods sold.....................      78,397          2,599              --            --         80,996
                                           --------         ------         -------       -------       --------
Gross profit...........................      36,720          1,100              --            --         37,820
Selling, general and administrative
  expenses.............................      20,257            849           2,644            --         23,750
                                           --------         ------         -------       -------       --------
Operating income.......................      16,463            251          (2,644)           --         14,070
Equity undistributed earnings..........          --                          5,451        (5,451)
Interest expense, net..................      (6,995)          (113)           (224)           --         (7,332)
                                           --------         ------         -------       -------       --------
Income before income taxes.............    $  9,468         $  138         $ 2,583       $(5,451)      $  6,738
                                           ========         ======         =======       =======       ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 1999:
Net sales..............................    $ 61,127         $2,057         $    --       $    --       $ 63,184
Cost of goods sold.....................      41,712          1,404              --            --         43,116
                                           --------         ------         -------       -------       --------
Gross profit...........................      19,415            653              --            --         20,068
Selling, general and administrative
  expenses.............................       9,925            524              --            --         11,946
                                           --------         ------         -------       -------       --------
Operating income.......................       9,490            129           1,497            --          8,122
                                                 --                          3,338        (3,338)
Interest expense, net..................      (3,661)           (74)           (135)           --         (3,870)
                                           --------         ------         -------       -------       --------
Income before income taxes.............    $  5,829         $   55         $ 1,706       $(3,338)      $  4,252
                                           ========         ======         =======       =======       ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 1999:
OPERATING ACTIVITIES
Net income (loss)......................    $   (113)         $ 138         $ 3,194         $ --        $  3,219
Depreciation and amortization..........       5,213             65              --           --           5,278
Stock compensation.....................         180             --              --           --             180
Amortization of deferred financing
  costs................................         590             --              --           --             590
Changes in operating assets and
  liabilities..........................      (3,382)           159          (3,135)          --          (6,358)
                                           --------          -----         -------         ----        --------
Net cash provided by operating
  activities...........................       2,488            362              59           --           2,909
INVESTING ACTIVITIES
Acquisition of business................     (15,809)            --              --           --         (15,809)
Purchase of property, plant &
  equipment............................      (3,381)          (124)             --           --          (3,505)
                                           --------          -----         -------         ----        --------
Net cash used in investing
  activities...........................     (19,231)          (124)             --           --         (19,314)
FINANCING ACTIVITIES
Payments on long-term debt.............      (1,000)            --              --           --          (1,000)
Payment on capital leases..............         (77)            --              --           --             (77)
Proceeds from revolving credit
  facility.............................      21,723             --              --           --          21,723
Payments on revolving credit
  facility.............................      (5,000)            --              --           --          (5,000)
                                           --------          -----         -------         ----        --------
Net cash provided by financing
  activities...........................      15,646             --              --           --          15,646
Effect of foreign currency changes on
  cash.................................           7           (167)             --           --            (160)
                                           --------          -----         -------         ----        --------
Net increase in cash...................      (1,049)            71              59           --            (919)
Cash and cash equivalents beginning of
  period...............................       5,379            443              75           --           5,863
                                           --------          -----         -------         ----        --------
Cash and cash equivalents end of
  period...............................    $  4,296          $ 514         $   134           --        $  4,944
                                           ========          =====         =======         ====        ========

6. SUBSEQUENT EVENT

     On August 2, 2000, the Company completed an asset purchase of an overprint coatings product line which generates approximately $3.5 million in annual sales from Aurachem Inc., a privately owned company. The allocation of the purchase price is currently being determined by the Company.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net Sales. Net sales for the first six months of 2000 were $124.7 million, an increase of $5.9 million, or 5.0%, over the comparable period in 1999. Net sales increased due to organic growth (approximately 2.0%) and growth through acquisition (approximately 3.0%). Most of the organic growth came from SIA Tanner, primarily in increased sales of insulation coatings. OSI Sealants sales were up slightly year over year and Pierce & Stevens sales from its existing business were flat for the six months ended June 30, 2000.

     Cost of Goods Sold. Cost of goods sold increased 4.6% from the first six months of 1999 to $84.7 million. Gross margin percentage year to date improved to 32.1% compared with 31.8% in the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 and 1999, respectively were $26.8 million and $23.8 million. As a percentage of net sales, selling, general and administrative expenses increased 7.5% to 21.5% from 20.0% in 1999. This increase was due to additional goodwill amortization expense associated with the Valspar acquisition in April, 1999, additional management fees paid and additional expenses associated with nonconsummatable acquisitions.

     Interest Expense. Interest expense was $9.6 million for the first six months of 2000 representing a 30.4% increase from the comparable period in 1999 due primarily to increased debt levels and higher interest rates.

     Income Taxes. Income tax expense decreased by $1.6 million to $1.9 million in 2000, due to the decrease in pretax income.

     Extraordinary loss (net of tax benefit). The extraordinary loss of $4.8 million, net of income tax benefit of $3.2 million, relates to the write-off of unamortized deferred financing costs and the payment of the 1% premium relative to the repurchase of 9 1/2% Notes.

     Net (loss) Income. Primarily as a result of the extraordinary loss recognized relative to the repurchase of the 9 1/2% Notes, a net loss of $3.1 million was incurred in the first half of 2000 compared to net income of $3.2 million in 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net Sales. Net sales for the three months increased 1.2% over the comparable period in 1999 to $63.9 million. All of the growth in the quarter came from SIA Tanner which achieved solid growth despite weakness in certain industrial markets. OSI Sealants sales were on par with the prior year, while Pierce & Stevens sales were down slightly.

     Cost of Goods Sold. Cost of goods sold increased slightly at 0.6% from the second quarter of 1999 to $43.4 million. Gross margin for the quarter increased slightly to 32.1% relative to the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 and 1999, respectively were $13.6 million and $11.9 million. As a percentage of net sales, selling, general and administrative expenses increased 12.7% to 21.3% from 18.9% in 1999. A portion of this increased expense relates to increased management fees, additional goodwill amortization expense associated with prior year acquisition and additional expenses associated with nonconsummatable acquisitions.

     Interest Expense. Interest expense was $5.4 million for the third quarter of 2000 representing a 39.1% increase from the comparable period in 1999 due primarily to increased debt levels and higher interest rates.

     Income Taxes. Income tax expense decreased by $1.7 million from second quarter 1999 to $0.7 million in 2000, due to the decrease in pretax income.

     Net Income. Net income was $0.8 million, representing a $1.0 million decrease from 1999. This decrease was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3.1 million in the first half of 2000. Adjusting the net loss for non-cash charges, such as depreciation and amortization, deferred income taxes, amortization of deferred financing costs and extraordinary loss results in positive cash flow of approximately $8.3 million. This cash flow from operations was offset by increases in accounts receivable of $6.7 million, increases in other assets of $0.8 million, and a net buildup of inventory levels of $1.0 million. In addition, accrued expenses decreased by approximately $3.4 million from year end 1999. The increases in accounts receivable are consistent with increases in net sales in the comparable periods. The increase in other assets is due primarily to increases in income taxes receivable. The decreases in accrued expenses relate primarily to the payments in 2000 of approximately $2.3 million relative to the December 28, 1999 stock repurchase and $1.5 million in Long Term Incentive Plan payable.

     We have a management agreement with AEA Investors, Inc. pursuant to which we receive advisory and consulting services. The management agreement provides for an annual aggregate fee of $999,999 plus reasonable out-of-pocket costs and expenses.

     Net cash used in investing activities was $1.7 million in 2000 and resulted from capital additions to property, plant and equipment.

     Net cash used in financing activities was $5.4 million in 2000.

     We entered into a new Credit Agreement on December 29, 1999, which provided for aggregate borrowings of $200 million, including a (1) $50.0 million revolving credit facility (Credit Facility), (2) a $75.0 million term loan (Term Loan A), (3) a $75.0 million term loan (Term Loan B). Borrowings under the Credit Facility are available on a fully revolving basis and may be used for general corporate purposes, including to a limited extent acquisitions. The Credit Facility will mature on December 30, 2005. Borrowings under Term Loan A may be used for general corporate purposes, including acquisitions, and commitments to lend under this facility terminate to the extent not then drawn. Borrowings under the Term Loan B were available for general corporate purposes and were fully drawn on March 6, 2000, as part of the $127.4 million which was used to repurchase $125.0 million principal amount of 9 1/2% notes. On March 6, 2000, after making that repurchase we had outstanding $60.0 million principal amount under Term Loan A, $75.0 million principal amount under the Term Loan B and $20.0 million principal amount under the Credit Facility. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The cash proceeds from this offering of approximately $143.8 million were used to repay all amounts outstanding under Term Loan A and Term Loan B, $6.0 million outstanding under the Credit Facility and for general corporate purposes. Upon repayment, Term Loan B was terminated and the aggregate borrowings under the Credit Agreement were reduced from $200 million to $125 million. As of June 30, 2000, we have $75.0 million of borrowing availability under Term Loan A and $42.0 million of borrowing availability under our $50.0 million Credit Facility. We may incur additional indebtedness to the extent that we complete any acquisitions.

     Debt at June 30, 2000 consisted of $149.0 million principal amount of 11 7/8% Notes, net of unamortized discount, $7.0 million drawn under the Credit Facility and $1.0 million drawn under a $1.5 million sub-facility obtained by our Singapore-based sales office. We also had approximately $4.0 million outstanding of other indebtedness, including capital leases.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $1.7 million in the first half of 2000 and management currently anticipate capital expenditures will be approximately $6.0 million in 2000 and approximately $8.6 million in 2001. While we are engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, Management does not expect capital expenditure requirements to increase materially in the foreseeable future.

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

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. In recent months, the costs of certain of our raw materials have risen sharply. To offset the impact of such increases we are raising our prices where possible. There can be no assurance, however, that our business will not be affected by inflation in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not historically engaged in hedging or other derivative trading activities since our debt obligations were primarily fixed rate in nature and, as such, were not sensitive to changes in interest rates. While we repurchased the 9 1/2% notes on March 6, 2000 with variable rate borrowings under our credit facility that are sensitive to interest rates, that indebtedness was subsequently refinanced through the issuance of the outstanding notes which are fixed rate obligations. We do not currently anticipate that events that would give rise to the requirement that we enter into interest rate hedging agreements will occur. In addition, we may enter into foreign exchange currency hedging agreements in connection with foreign acquisitions, if any.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     Some of the information presented in, or connected with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

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

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        Changes in raw material costs and our ability to adjust selling prices.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of August 14, 2000. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 14, 2000 or to reflect the occurrence of unanticipated events.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: August 14, 2000                     Officer