Form 10-Q
period 2000-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2000-11-13
CIK 1048914

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

               For the quarterly period ended September 30, 2000

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at September 30, 2000
  (Unaudited) and December 31, 1999.........................       1
Consolidated Statements of Operations for the three and nine
  months ended September 30, 2000 and 1999 (Unaudited)......       2
Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2000 and 1999 (Unaudited).............       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      11
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      15
Signatures..................................................      16

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  4,195         $ 17,005
  Accounts receivable, net..................................        46,213           38,756
  Inventories...............................................        27,540           26,028
  Deferred income taxes.....................................         1,175            1,177
  Other current assets......................................         5,042            3,206
                                                                  --------         --------
Total current assets........................................        84,165           86,172
Property, plant, and equipment, net.........................        50,837           51,525
Goodwill, net...............................................       105,099          106,157
Deferred financing costs, net...............................        10,079           11,011
Other assets................................................         3,263            2,974
                                                                  --------         --------
Total assets................................................      $253,443         $257,839
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 21,460         $ 18,591
  Accrued expenses..........................................        10,929           19,814
  Other current liabilities.................................           223              924
  Current portion of long-term debt.........................        11,154           29,303
  Current portion of capital lease obligations..............           211              229
                                                                  --------         --------
Total current liabilities...................................        43,977           68,861
Long-term debt, less current portion........................       149,526          125,700
Capital lease obligations, less current portion.............         3,200            3,350
Deferred income taxes.......................................         2,395            2,676
Other long-term liabilities.................................           514              636
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,437,239 issued and outstanding..........................            15               15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 731,182 issued and outstanding................             7                7
Additional paid-in capital..................................        63,678           63,578
Accumulated deficit.........................................        (9,993)          (7,045)
Cumulative translation adjustments..........................           124               61
                                                                  --------         --------
Total stockholders' equity..................................        53,831           56,616
                                                                  --------         --------
Total liabilities and stockholders' equity..................      $253,443         $257,839
                                                                  ========         ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                                          ---------------------------    ---------------------------
                                          THREE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                                             ENDED           ENDED          ENDED           ENDED
                                          ------------    -----------    ------------    -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Net sales.............................      $62,060        $186,803        $63,027        $181,843
Cost of goods sold....................       43,511         128,197         43,070         124,066
                                            -------        --------        -------        --------
Gross profit..........................       18,549          58,606         19,957          57,777
Selling, general and administrative
  expenses............................       12,830          39,626         12,304          36,054
                                            -------        --------        -------        --------
Operating income......................        5,719          18,980          7,653          21,723
Interest expense, net.................       (5,267)        (14,825)        (3,900)        (11,232)
                                            -------        --------        -------        --------
Income before income taxes and
  extraordinary loss..................          452           4,155          3,753          10,491
Income taxes..........................          335           2,276          1,862           5,381
                                            -------        --------        -------        --------
Income before extraordinary loss......          117           1,879          1,891           5,110
Extraordinary loss, net of income tax
  benefit.............................           --          (4,828)            --              --
                                            -------        --------        -------        --------
Net income (loss).....................      $   117        $ (2,949)       $ 1,891        $  5,110
                                            =======        ========        =======        ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                             ----------------------------------------
                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                             ------------------    ------------------
                                                                (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)........................................        $  (2,949)             $  5,110
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
  Depreciation and amortization..........................            9,281                 8,172
  Deferred income taxes..................................             (279)                   --
  Amortization of deferred financing costs...............            1,003                   889
  Extraordinary loss.....................................            4,828                    --
  Compensation expense under management incentive
     plans...............................................               --                   308
  Changes in operating assets and liabilities(net of
     acquisition):
     Accounts receivable.................................           (6,966)               (9,291)
     Inventories.........................................           (1,124)               (3,559)
     Other assets........................................           (2,174)                 (112)
     Accounts payable....................................            2,870                 2,252
     Accrued expenses and other..........................           (7,085)                 (439)
                                                                 ---------              --------
Net cash provided by (used in) operating activities......           (2,595)                3,330
INVESTING ACTIVITIES
  Acquisition of business................................           (4,299)              (15,769)
  Purchase of property, plant and equipment..............           (3,525)               (5,280)
                                                                 ---------              --------
Net cash used in investing activities....................           (7,824)              (21,049)
FINANCING ACTIVITIES
  Payments on long-term debt.............................         (127,450)               (1,000)
  Proceeds from issuance of long-term debt...............          148,932                    --
  Capital contributions..................................              100                    --
  Payments of deferred financing costs...................           (6,868)                   --
  Payments on capital lease obligations..................             (168)                   75
  Proceeds from revolving credit facilities..............          137,000                38,662
  Payments on revolving credit facilities................         (154,000)              (19,576)
                                                                 ---------              --------
Net cash provided by (used in) financing activities......           (2,455)               18,161
Effect of exchange rate changes on cash..................               63                  (171)
                                                                 ---------              --------
Net (decrease) increase in cash and cash equivalents.....          (12,810)                  271
Cash and cash equivalents at beginning of period.........           17,005                 5,863
                                                                 ---------              --------
Cash and cash equivalents at end of period...............        $   4,195              $  6,134
                                                                 =========              ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The unaudited consolidated financial statements as of and for the periods ended September 30, 2000 and 1999, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company operates in a single segment, the adhesives sealants and coatings segment of the specialty chemicals industry. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis.

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

2. INVENTORIES

     Inventories are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Raw materials....................................       $10,014         $ 9,920
Work in process..................................           756             386
Finished goods...................................        16,770          15,722
                                                        -------         -------
                                                        $27,540         $26,028
                                                        =======         =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

3. COMPREHENSIVE INCOME (LOSS)

     For the three and nine months ended September 30, 2000 and 1999, respectively, the calculation of comprehensive income (loss) is as follows:

                              SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                          ---------------------------    ---------------------------
                          THREE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
                             ENDED           ENDED          ENDED           ENDED
                          ------------    -----------    ------------    -----------
Net income (loss) as
  reported..............      $117          $(2,949)        $1,891         $5,110
Foreign currency
  translation
  adjustments...........       202               63             (6)          (171)
                              ----          -------         ------         ------
Comprehensive income
  (loss)................      $319          $(2,886)        $1,885         $4,939
                              ====          =======         ======         ======

4. EXTRAORDINARY LOSS

     On March 6, 2000, the Company repurchased its $125.0 million 9 1/2% Senior Subordinated notes (the "Notes") for an aggregate purchase price of $127.4 million. The transaction was financed through borrowings from the Company's Credit Facility. In connection with this transaction, the Company recognized an extraordinary loss of $4.8 million, net of an income tax benefit of $3.2 million. The extraordinary loss resulted from a 1% premium on the repurchase of the Notes and the write-off of unamortized deferred financing costs related to the Notes.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

5. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data for the three and nine months ended September 30, 2000 and 1999, respectively of Sovereign Specialty Chemicals, Inc., "the Parent Company", the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below. The financial statement data of the Guarantor Subsidiaries include SIA, P&S, OSI, and Tanner under the caption "the Guarantor Subsidiaries."

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2000:
Net sales..............................    $178,453         $8,350        $      --     $      --      $ 186,803
Cost of goods sold.....................     122,653          5,544               --            --        128,197
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      55,800          2,806               --            --         58,606
Selling, general and administrative
  expense..............................      33,253          2,007            4,366            --         39,626
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................      22,547            799           (4,366)           --         18,980
Equity in undistributed earnings of
  subsidiaries.........................          --             --            2,259        (2,259)            --
Interest expense, net..................      12,323            127            2,376            --         14,825
                                           --------         ------        ---------     ---------      ---------
Income (loss) before income taxes and
  extraordinary loss...................    $ 10,224         $  672        $  (4,482)    $  (2,259)     $   4,155
                                           ========         ======        =========     =========      =========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, 2000:
Net sales..............................    $ 58,770         $3,290        $      --     $      --      $  62,060
Cost of goods sold.....................      41,307          2,204               --            --         43,511
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      17,463          1,086               --            --         18,549
Selling, general and administrative
  expense..............................      10,807            615            1,408            --         12,830
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................       6,655            472           (1,408)           --          5,719
Equity in undistributed earnings of
  subsidiaries.........................          --             --           (1,675)        1,675             --
Interest expense, net..................       4,711             65              492            --          5,267
                                           --------         ------        ---------     ---------      ---------
Income (loss) before income taxes......    $  1,945         $  407        $  (3,574)    $   1,675      $     452
                                           ========         ======        =========     =========      =========
BALANCE SHEET DATA:
Current assets.........................    $ 96,099         $7,004        $  41,586     $ (60,524)     $  84,165
Property plant and equipment, net......      49,454          1,157              226            --         50,837
Goodwill, net..........................     105,099             --               --            --        105,099
Deferred financing costs, net..........      10,079             --               --            --         10,079
Other assets...........................       2,888             63          194,137      (193,825)         3,263
                                           --------         ------        ---------     ---------      ---------
Total assets...........................    $263,619         $8,224        $ 235,949     $(254,349)     $ 253,443
                                           ========         ======        =========     =========      =========
Current liabilities....................    $ 66,962         $4,474        $  33,203     $ (60,662)     $  43,977
Long-term liabilities..................     156,605             --          149,026      (149,996)       155,635
Total stockholders' equity.............      40,052          3,750           53,720       (43,691)        53,831
                                           --------         ------        ---------     ---------      ---------
Total liabilities and stockholders'
  equity...............................    $263,619         $8,224        $ 235,949     $(254,349)     $ 253,443
                                           ========         ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2000:
OPERATING ACTIVITIES
Net income (loss)......................    $    (804)       $  804        $  (2,949)    $              $  (2,949)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Depreciation and amortization........        9,176           105               --            --          9,281
  Deferred income taxes................           --            --             (279)           --           (279)
  Amortization of deferred financing
     costs.............................        1,003            --               --            --          1,003
  Extraordinary loss...................        4,078            --              750            --          4,828
  Changes in operating assets and
     liabilities.......................      (20,980)         (295)           6,796            --        (14,479)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  operating activities.................       (7,527)          614            4,318                       (2,595)
INVESTING ACTIVITIES
Acquisition of business................       (4,299)           --               --                       (4,299)
Purchase of property, plant and
  equipment............................       (3,358)         (167)              --            --         (3,525)
                                           ---------        ------        ---------     ---------      ---------
Net cash used in investing
  activities...........................       (7,657)         (167)              --            --         (7,824)
FINANCING ACTIVITIES
Payments on long-term debt.............     (127,450)           --               --            --       (127,450)
Proceeds from issuance of long-term
  debt.................................      148,932            --           13,000            --        148,932
Capital contributions..................          100            --               --            --            100
Payments of deferred financing costs...       (6,868)           --               --            --         (6,868)
Payments on capital lease
  obligations..........................         (168)           --               --            --           (168)
Proceeds from revolving credit
  facility.............................      124,000            --           13,000            --        137,000
Payments on revolving credit
  facility.............................     (133,820)         (181)         (20,000)           --       (154,001)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  financing activities.................        4,726          (181)          (7,000)           --         (2,455)
Effect of foreign currency changes on
  cash.................................           50            13               --            --             63
                                           ---------        ------        ---------     ---------      ---------
Net increase (decrease) in cash........      (10,407)          279           (2,682)           --        (12,810)
Cash and cash equivalents, beginning of
  period...............................       13,809           409            2,787            --         17,005
                                           ---------        ------        ---------     ---------      ---------
Cash and cash equivalents, end of
  period...............................    $   3,402        $  688        $     105     $      --      $   4,195
                                           =========        ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

     The following sets forth financial data at September 30, 1999 and for the three and nine months then ended.

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 1999:
Net sales..............................    $175,707         $6,136         $    --       $    --       $181,843
Cost of goods sold.....................     119,855          4,211              --            --        124,066
                                           --------         ------         -------       -------       --------
Gross profit...........................      55,852          1,925              --            --         57,777
Selling, general and administrative
  expenses.............................      30,988          1,628           3,438            --         36,054
                                           --------         ------         -------       -------       --------
Operating income (loss)................      24,864            297          (3,438)           --         21,723
Equity in undistributed earnings of
  subsidiaries.........................          --             --           8,481        (8,481)            --
Interest expense, net..................      10,869            116             247            --         11,232
                                           --------         ------         -------       -------       --------
Income (loss) before income taxes......    $ 13,995         $  181         $ 4,796       $(8,481)      $ 10,491
                                           ========         ======         =======       =======       ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED SEPTEMBER 30,
  1999:
Net sales..............................    $ 61,951         $1,076         $    --       $    --       $ 63,027
Cost of goods sold.....................      42,199            871              --            --         43,070
                                           --------         ------         -------       -------       --------
Gross profit...........................      19,752            205              --            --         19,957
Selling, general and administrative
  expenses.............................      11,274            236             794            --         12,304
                                           --------         ------         -------       -------       --------
Operating income (loss)................       8,477            (30)           (794)           --          7,653
Equity in undistributed earnings of
  subsidiaries.........................          --             --           3,030        (3,030)            --
Interest expense, net..................       3,823             54              23            --          3,900
                                           --------         ------         -------       -------       --------
Income before income taxes.............    $  4,654         $  (84)        $ 2,213       $(3,030)      $  3,753
                                           ========         ======         =======       =======       ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 1999:
OPERATING ACTIVITIES
Net income (loss)......................    $   (250)         $ 138         $ 5,222                     $  5,110
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
Depreciation and amortization..........       8,107             65              --            --          8,172
Stock compensation.....................         308             --              --            --            308
Amortization of deferred financing
  costs................................         889             --              --            --            889
Changes in operating assets and
  liabilities..........................      (6,163)           159          (5,145)           --        (11,149)
                                           --------          -----         -------       -------       --------
Net cash provided by operating
  activities...........................       2,891            362              77            --          3,330
INVESTING ACTIVITIES
Acquisition of business................     (15,769)            --              --            --        (15,769)
Purchase of property, plant &
  equipment............................      (5,156)          (124)             --            --         (5,280)
                                           --------          -----         -------       -------       --------
Net cash used in investing
  activities...........................     (20,925)          (121)             --            --        (21,049)
FINANCING ACTIVITIES
Payments on long-term debt.............      (1,000)            --              --            --         (1,000)
Payment on capital lease obligations...          75             --              --            --             75
Proceeds from revolving credit
  facility.............................      38,662             --              --            --         38,662
Payments on revolving credit
  facility.............................     (19,576)            --              --            --        (19,576)
                                           --------          -----         -------       -------       --------
Net cash provided by financing
  activities...........................      18,161             --              --            --         18,161
Effect of foreign currency changes on
  cash.................................          (4)          (167)             --            --           (171)
                                           --------          -----         -------       -------       --------
Net increase in cash...................         123             71              77            --            271
Cash and cash equivalents beginning of
  period...............................       5,345            443              75            --          5,863
                                           --------          -----         -------       -------       --------
Cash and cash equivalents end of
  period...............................    $  5,468          $ 514         $   152       $    --       $  6,134
                                           ========          =====         =======       =======       ========

6. ACQUISITION OF BUSINESS

     On August 2, 2000, the Company purchased the overprint coatings product line from Aurachem Inc., a privately owned company for $4.3 million. The acquisition was accounted for as a purchase and as such results of operations of the business were included in the Company's consolidated results of operations from the date of acquisition.

7. SUBSEQUENT EVENTS

     On October 11, 2000, the Company purchased 100% of the common stock of Imperial Adhesives, Inc. a subsidiary of NS Group Inc. for $26.8 million, excluding transaction costs. The purchase was funded through borrowings under the Company's Term Loan A.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

     On October 31, 2000, the Company acquired certain assets of the adhesives business of Croda International Plc. The purchase price of the acquisition, excluding transaction costs, was approximately $62.0 million. Additional contingent consideration of up to approximately $4.0 million may be payable in 2001 depending on the performance of certain of the acquired operations. The purchase was funded through borrowing under Term Loan A and the Credit Facility.

     These transactions will be accounted for as purchases and as such their results of operations will be included in the Company's consolidated results of operations from the date of acquisition. Management is currently determining the allocation of the purchase price.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales for the first nine months of 2000 were $186.8 million, an increase of $5.0 million, or 2.7%, from 1999 net sales of $181.8 million. Organic growth accounted for $1.0 million of the increase, with the remainder resulting from acquisitions. Increases in sales of insulation coatings were offset by weak aerospace orders at SIA Tanner. OSI Sealants sales were down, in part to economic factors, and P&S sales, excluding acquisitions, were consistent with the prior year.

     Cost of Goods Sold. Cost of goods sold were $128.2 million, an increase of $4.1 million from $124.1 million in the prior year. The increase was due primarily to increases in certain raw material costs. These cost increases resulted in a gross margin percentage year-to-date decline from 31.8% to 31.4%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 and 1999, respectively were $39.6 million and $36.1 million. As a percentage of net sales, selling, general and administrative expenses increased to 21.2% from 19.8% in 1999. This increase was primarily due to additional goodwill amortization associated with the Valspar acquisition in April 1999, additional management fees paid to AEA Investors, Inc. and additional expenses associated with failed acquisitions.

     Interest Expense. Interest expense was $14.8 million and $11.2 million for the first nine months of 2000 and 1999, respectively. This increase was due to the increase in debt levels from the prior year and increased interest rate driven by the repayment of $125.0 million 9 1/2% Senior Subordinated Notes and the issuance of $150 million 11 7/8% Senior Subordinated Notes in March, 2000.

     Income Taxes. Income tax expense was $2.3 million and $5.4 million in 2000 and 1999, respectively. The decrease in income tax expense was due to the decrease in pretax income.

     Extraordinary Loss (Net of Tax Benefit). The extraordinary loss of $4.8 million, net of income tax benefit of $3.2 million, relates to the write-off of unamortized deferred financing costs and the payment of the 1% premium relative to the repurchase of 9 1/2% Notes.

     Net (Loss) Income. Primarily as a result of the extraordinary loss recognized relative to the repurchase of the 9 1/2% Notes and increased interest expense, a net loss of $2.9 million was incurred in 2000 compared to net income of $5.1 million in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net Sales. Net sales for the three months ended September 30, 2000 were $62.1 million, which represents a $0.9 million (1.5%) decrease from $63.0 million in the comparable period in 1999. Excluding acquisitions, net sales decreased 2.2% from the prior year. These results primarily reflect lower sales to aerospace, manufactured housing and recreational vehicle markets.

     Cost of Goods Sold. Cost of goods sold was $43.5 million and $43.1 million in the third quarter 2000 and 1999, respectively. The 2000 level represented a 1.0% increase from the third quarter of 1999 due primarily to increases in certain raw material costs. As a result of cost increases, gross margin, net of acquisitions for the quarter decreased to 30.5% from 31.7% in the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 and 1999, respectively were $12.8 million and $12.3 million, representing a

4.0% increase year over year. As a percentage of net sales, selling, general and administrative expenses increased to 20.7% from 19.5% in 1999.

     Interest Expense. Interest expense was $5.3 million and $3.9 million for the third quarter of 2000 and 1999, respectively. This increase was due to the increase in debt levels from the prior year and increased interest rate driven by the repayment of $125.0 million 9 1/2% Senior Subordinated Notes and the issuance of $150 million 11 7/8% Senior Subordinated Notes in March, 2000.

     Income Taxes. Income tax expense was $0.3 million and $1.9 million in the three months ended September 30, 2000 and 1999, respectively. This decrease was due to the decrease in pretax income.

     Net Income. Net income was $0.1 million and $1.9 million for the third quarter of 2000 and 1999, respectively. This decrease was primarily the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $2.5 million in the first nine months of 2000. Adjusting the net loss for non-cash charges, such as depreciation and amortization, deferred income taxes, amortization of deferred financing costs and extraordinary loss resulted in positive cash flow of approximately $11.9 million. This cash flow from operations was offset by increases in accounts receivable of $7.0 million, increases in other assets of $2.2 million, and a net buildup of inventory levels of $1.1 million. In addition, accrued expenses decreased by approximately $7.1 million from year end 1999. The increases in accounts receivable primarily reflect the increases in net sales in the comparable periods. The increase in other assets is due primarily to increases in income taxes receivable. The decreases in accrued expenses relate primarily to the payment on September 15, 2000 of our semi-annual interest payment on the 11 7/8% Notes, payments in 2000 of approximately $2.3 million relative to the December 28, 1999 stock repurchase and $1.5 million in Long Term Incentive Plan payable.

     We have a management agreement with AEA Investors, Inc. pursuant to which we receive advisory and consulting services. The management agreement provides for an annual aggregate fee of $999,999 plus reasonable out-of-pocket costs and expenses.

     Net cash used in investing activities was $7.8 million in 2000 and resulted from $3.5 million capital additions to property, plant and equipment and the $4.3 million asset purchase of the overprint coatings product line from Aurachem, Inc. in August, 2000.

     Net cash used in financing activities was $2.5 million in 2000.

     Our Credit Agreement dated December 29, 1999, as amended provided for aggregate borrowings of $200 million, including a (1) $50.0 million revolving credit facility (Credit Facility), (2) a $75.0 million term loan (Term Loan A),
(3) a $75.0 million term loan (Term Loan B). Borrowings under the Credit Facility are available on a fully revolving basis and may be used for general corporate purposes, including to a limited extent acquisitions. The Credit Facility will mature on December 30, 2005. Borrowings under Term Loan A may be used for general corporate purposes, including acquisitions, and commitments to lend under this facility terminate to the extent not then drawn. Borrowings under the Term Loan B were available for general corporate purposes and were fully drawn on March 6, 2000, as part of the $127.4 million which was used to repurchase $125.0 million principal amount of 9 1/2% notes. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The Notes were subsequently registered with the Securities and Exchange Commission. The cash proceeds from this offering of approximately $143.8 million were used to repay all amounts outstanding under Term Loan A and Term Loan B, $6.0 million outstanding under the Credit Facility and for general corporate purposes. Upon repayment, Term Loan B was terminated and the aggregate borrowings under the Credit Agreement were reduced from $200 million to $125 million. As of September 30, 2000, we have $75.0 million of borrowing availability under Term Loan A and $39.0 million of borrowing availability under our $50.0 million Credit Facility.

     Debt at September 30, 2000 consisted of $149.0 million principal amount of 11 7/8% Notes, net of unamortized discount, $10.0 million drawn under the Credit Facility and $1.0 million drawn under a $1.5 million sub-facility obtained by our Singapore-based sales office. We also had approximately $4.1 million outstanding of other indebtedness, including capital leases.

     On October 11, 2000, we purchased the common stock of Imperial Adhesives Inc., from NS Group Inc. for $26.8 million, excluding transaction costs. We borrowed $28.0 million under Term Loan A relative to the acquisition.

     On October 31, 2000, we acquired certain assets of the adhesives business of Croda International Plc. The purchase price of the acquisition, excluding transaction costs, was approximately $62.0 million. Additional contingent consideration of up to approximately $4.0 million may be payable in 2001 depending on the performance of certain of the acquired operations. We borrowed $47.0 million under Term Loan A and approximately $16.3 million under the Credit Facility relative to this acquisition. On November 10, 2000 we repaid $4.0 million on our Credit Facility. At November 13, 2000, we have fully drawn under the $75.0 million Term Loan A, and have approximately $26.7 million available under our Credit Facility.

     The loans under the Term Loan A facility, entered into the October, 2000, mature on December 30, 2005. Scheduled repayments of amounts outstanding begin on September 30, 2001 and are payable quarterly. We will repay an aggregate of $7.5 million in scheduled repayments under Term Loan A in 2001.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $3.5 million in the first half of 2000 and management currently anticipate capital expenditures will be approximately $5.0 million in 2000 and approximately $8.0 million in 2001. While we are engaged in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, Management does not expect capital expenditure requirements to increase materially in the foreseeable future.

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

INFLATION

     We do not believe that inflation has had a material impact on net sales or income during any of the periods presented above. In recent months, the costs of certain of our raw materials have risen sharply. To offset the impact of such increases we are raising our prices where possible. In that regard, our businesses announced price increase ranging from three to eight percent to become effective in September or October, 2000 or as contracts permit. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of November 13, 2000. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 13, 2000 or to reflect the occurrence of unanticipated events.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      27 Financial Data Schedule

     99.1 Cautionary Statements for Purposes of 'Safe Harbor' Provisions of Securities Reform Act of 1995, incorporated by reference to Exhibit
          99.1 of the Company's Annual Report on Form 10-K as filed on March 24, 2000.

(b) Reports on Form 8-K

      We filed a current report on Form 8-K, dated October 26, 2000 under Item 2, acquisition of business, to report the purchase of Imperial Adhesives, Inc. by Sovereign Specialty Chemicals, Inc.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: November 13, 2000                   Officer