Form 10-K405
period 2000-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2001-03-27
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
                                  OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     On March 26, 2000, the registrant had 1,437,239 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

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

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a leading developer, producer and distributor of adhesives, sealants and coatings for use in three primary markets: industrial; packaging, converting and graphic arts; and housing repair, remodeling and new construction. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. We believe that approximately 45% of our 2000 net sales were from applications in which we have the number one or two position in the United States. We frequently design our products in cooperation with our customers to meet unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

     We are headquartered in Chicago, Illinois, and were formed by Robert B. Covalt and other investors to acquire and consolidate specialty chemicals businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. We have successfully expanded our business through nine strategic acquisitions. We manufacture a range of products for industrial markets, including high-performance specialty adhesives and coatings for automotive, aerospace, recreational vehicle, manufactured housing, air handling and transportation textile applications. We manufacture coating and adhesive products for packaging, paper converting and graphic arts applications. We manufacture branded caulk, sealants and adhesives for professional contractors and do-it-yourself applications. We plan to continue our growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

DEVELOPMENTS

     During 2000, we made significant progress on carrying out our strategic objectives. We completed three acquisitions: the global specialty adhesives and coatings business of Croda International Plc, Imperial Adhesives Inc., and the coatings business of Aurachem Inc. These acquisitions added significant scale and geographic reach (establishing a European manufacturing base and a Brazilian operation) to our business and gave us a more diversified applications portfolio and substantial cost saving opportunities.

     In 2000, we also bolstered our management team, hiring a new president and chief operating officer.

INDUSTRY OVERVIEW

     We operate in one business segment, the production, manufacture and distribution of adhesives, sealants and coatings. The adhesives, sealants and coatings segment of the specialty chemicals industry is a large and growing global segment, which has exhibited strong stable growth. Total sales for the adhesives, sealants and coatings segment in the United States were approximately $34.2 billion in 2000. Adhesives are replacing mechanical fasteners in many manufacturing processes, and adhesives and sealants can reduce weight and parts requirements and provide superior performance characteristics such as protection against corrosion and vibration. In addition, we expect international sales of adhesives, sealants and coatings to grow due to increased use in developing markets.

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

     Total sales for the U.S. adhesives, sealants and coatings segment grew from approximately $13.8 billion in 1986 to approximately $34.2 billion in 2000, representing a compound annual growth rate of 6.7%. Continued future growth is expected to result from the following factors:

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

     International Sales. International sales of adhesives, sealants and coatings are also expected to grow due to increased use of these products internationally. Total worldwide sales for adhesives, sealants and coatings were approximately $108.0 billion in 2000. In 2000, the United States accounted for approximately 32% of worldwide sales, while Europe accounted for approximately 35% of worldwide sales and Japan accounted for approximately 8% of worldwide sales. Sales to the remainder of the world accounted for approximately 25% of total segment sales. Strong growth is expected in developing markets, particularly in the Far East, Eastern Europe and Latin America.

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

     Broad Product Offerings and Diverse Customer Base. We manufacture over 7,000 products that are sold through multiple distribution channels to over 7,000 customers for a wide variety of applications. In 2000, no single customer accounted for over 3% of our pro forma net sales, and our top 20 customers accounted for less than 14% of our pro forma net sales. This diversity of customers, products and distribution channels provides us with a broad base from which to increase sales and expand customer relationships, and reduces exposure to any particular customer, end market or geographic region.

     Proven Management Team. Our strong management team, led by Robert B. Covalt, averages over 23 years of experience in the specialty chemicals industry. Current members of management hold approximately 15% of our equity on a fully diluted basis. As part of our philosophy, management seeks to foster an entrepreneurial environment, which empowers employees and encourages and rewards individual initiative. This philosophy has been successful in generating top-line growth and profitability. Since inception, our management team has successfully executed and integrated nine strategic acquisitions. From 1996 to 2000 we increased our annual net sales from $37.8 million to $265.8 million through acquisitions and internal growth.

BUSINESS STRATEGY

     Continued Focus on Niche Products in Attractive Markets. We will continue to develop product offerings for value-added, end-use applications with attractive growth prospects, including

        - structural adhesives

        - flame-retardant adhesives and coatings

        - food and medical packaging adhesives and coatings

        - environmentally friendly products

     Pursue Strategic Acquisitions. We have successfully grown through acquisitions and intend to pursue additional strategic acquisitions that will allow us to further increase sales in targeted markets. We believe that the high degree of fragmentation in the global adhesives, sealants and coatings segment will continue to provide suitable acquisition candidates. As noted above, in 2000, we completed our Croda International specialty adhesives and coatings, Imperial Adhesives Inc., and Aurachem Inc., coatings. Potential acquisition candidates are evaluated based upon our ability to

        - expand our product line and customer relationships

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

        - consolidating raw material and freight purchases to increase purchasing economies of scale

        - improving manufacturing and distribution operations

        - lowering working capital levels by optimizing SKU counts and inventory management

     Increase International Presence. We believe we have significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. While sales of adhesives, sealants and coatings outside the United States in 2000 represented approximately $73.0 billion or 68% of the worldwide market, our pro forma net sales outside the United States represented approximately 14% of our pro forma net sales for 2000 with most of those sales consisting of export shipments. In addition, international sales are expected to benefit from the increased use of adhesives, sealants and coatings in developing markets. We expanded our global sales, particularly in Europe and Latin America, during 2000 as a result of one of our acquisitions. We have manufacturing operations in Mexico, the United Kingdom and Belgium. We have sales and technical offices in Brazil, Italy, Canada, Nordica, Mexico and Singapore. Our principal office for our European operation is in the UK.

APPLICATIONS

     The table below sets forth selected applications in each of our three primary categories.

                  CATEGORY                                  SELECTED APPLICATIONS
                  --------                                  ---------------------
Industrial...................................   Aerospace structural adhesives
                                                Automotive structural, friction and trim
                                                adhesives
                                                Commercial insulation adhesives and coatings
                                                Flame-retardant textile adhesives and
                                                coatings
                                                Power staple and nail gun cartridge adhesives
                                                Panel lamination adhesives for recreational
                                                vehicles,
                                                Garage and country doors, countertops, foam
                                                bonding adhesives
Packaging, Converting & Graphic Arts.........   Blister packaging adhesives and coatings
                                                Food and product packaging adhesives and
                                                coatings
                                                Food packaging laminating adhesives
                                                High gloss, scratch and abrasion resistant
                                                coatings
Housing Repair, Remodeling & Construction....   Aluminum and vinyl siding sealants
                                                Drywall and subflooring adhesives
                                                Tub and tile sealants
                                                Window and door sealants

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

     Packaging Converting & Graphic Arts. We produce flexible packaging adhesives including: heat-activated lidding adhesives used to apply flexible paper or foil lids to plastic tubs used in the food industry, including individually packaged condiments, creamers and cream cheese tubs; film-to-film adhesives used to bond different types of plastic film, such as metalized and moisture barrier films used in snack food bags; foil or paper blister packaging for products such as pharmaceuticals, batteries, toys and tool accessories; and medical packaging adhesives. We produce a variety of high quality, high gloss, scratch and abrasion resistant coatings used on paperback book and magazine covers, decorative packaging, annual reports, catalog covers, and playing and trading cards. We are a leading manufacturer of coatings for paperback book covers and trading cards. Overprint coatings customers include printers, custom coaters and magazine manufacturers.

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

RAW MATERIALS

     We use a variety of specialty and commodity chemicals in our manufacturing processes. These raw materials are generally available from numerous independent suppliers. We typically purchase strategic raw materials on a contract basis. Some of our raw materials are derived from ethylene, propylene, natural gas, and crude oil derivatives. There have been historical periods of rapid and significant movements in the price of these materials, and recent increases have been unusually large due to both crude oil and natural gas cost increases. We expect crude oil and natural gas prices to soften mid-year, but some derivative producers will attempt price increases to pass-on materials costs not yet recovered. We have historically been successful in passing on cost increases to our customers over a period of time, but there are no assurances that we will continue to be successful.

TECHNOLOGY

     We maintain a strong commitment to technology, with over 100 chemists and chemical engineers focused on the development of new products and processes. We work hand-in-hand with our business teams and customers to develop innovative, high-performance solutions to satisfy current and future needs. This methodology of involving the customer throughout the product development process enhances the creation of products that will add value to our customers' businesses.

     Over recent years we have focused our research and development efforts on the development of high performance, environmentally safe products. This effort has led to a broad range of technologies and applications, including

     - high temperature resistant, reactive hot melt used in industrial construction applications

     - reactive epoxy liquid used as structural bonding adhesive in truck bed assembly

     - acrylated epoxy ultraviolet/electron-beam curable systems used as coatings for multi-wall bags that allow bags to be stacked without slipping while greatly enhancing their appearance

     - pre-formulated dispersions that function as medical packaging adhesives, fiber locking binders, and food packaging lidding adhesives

     - advanced toughened epoxy systems used to bond plastics, composites and metals in both automotive and aerospace construction

     Our technical activities are further enhanced through alliances with key industry suppliers and large multi-national customers. These include BASF AG, Baxter International Inc., The Boeing Company, The Dow Chemical Company, E.I. du Pont de Nemours and Company, General Motors, and Johns Manville Corporation, among others.

     Our patents and qualified formulations, in combination with our customer integrated approach to product and application design, should enhance our ability to create a sustainable, competitive advantage in the next several years.

COMPETITION

     The adhesives, sealants and coatings segment of the specialty chemicals industry is highly competitive. This segment is highly fragmented, with over 500 manufacturers ranging from small regional companies to large multinational producers. No one company holds a dominant position on a national basis and very few compete across all levels of our product line. Our competitors include Ciba Specialty Chemicals, Cytec Industries Inc., GE Sealants and Adhesives (a unit of General Electric Company), H.B. Fuller Company, Imperial Chemical Industries Plc., Rohm & Haas Co. and RPM Incorporated. Competition is generally regional and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Some of our competitors are larger, have greater financial resources and are less leveraged than we are. As a result, these competitors may be better able to withstand a change in market conditions within the specialty chemical industry and throughout the economy as a whole. These competitors may also be able to maintain significantly greater operating and financial flexibility than we can.

EMPLOYEES

     As of December 31, 2000, we had 905 employees, of whom 176 were members of unions under contracts which expire between 2001 and 2004. We believe that our relations with our employees are good.

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

     In connection with our acquisitions, we have performed substantial due diligence to assess the environmental liabilities associated with acquired businesses and have negotiated contractual indemnifications, which, supplemented by commercial environmental insurance coverage, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. We do not currently believe that environmental liabilities will have a material adverse effect on our business, financial condition or results of operations. We cannot be certain, however, that indemnitors or insurers will in all cases meet their obligations or that the discovery of presently unidentified environmental conditions, or other unanticipated events, will not give rise to expenditures or liabilities that may have a material adverse effect.

     In connection with soil and groundwater contamination resulting from historic operations under prior ownership of our Greenville, South Carolina facility, in November 1994, the former owner of the business entered into a consent agreement with the South Carolina Department of Health and Environmental Control that requires the successors to complete investigation and remediation of soil and groundwater contamination at the site. These activities are currently projected to cost approximately $2.0 million, $1.5 million of which had been spent by December 31, 2000. Original worst case estimates indicated that the remediation could cost as much as $8.0 million. We are indemnified by the former owner with respect to this matter, as well as certain other known and unknown pre-closing environmental liabilities, subject to an overall limit well in excess of the currently estimated cost of cleanup. The former owner has agreed to conduct and finance the investigation and remediation of this matter.

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

     In connection with the 1996 acquisition of Pierce & Stevens, our environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at various other areas of the Pierce & Stevens facilities. Our current estimated total cost of investigation and remediation is in the range of approximately $3.8 to $5.0 million. This amount could be higher, depending upon the extent of required remediation. In connection with the acquisition, The Sherwin-Williams Company agreed to indemnify us with respect to this and other environmental and non-environmental pre-closing liabilities, subject to a $9.0 million overall limit. In June 1998, The Sherwin-Williams Company paid us $2.7 million as indemnification for the tank farm replacement as well as a number of other environmental issues. Upon receipt of the funds, we recorded an environmental reserve in other long term liabilities and other current liabilities. To date, approximately $2.3 million has been spent to address these issues, and we currently maintain an environmental reserve of approximately $0.4 million. The June 1998 settlement expressly acknowledged that the settlement does not affect our right to indemnification for matters not addressed in the settlement. In January of 2001, Sherwin Williams paid an additional $0.6 million toward the remediation of the Buffalo, New York facility. We have entered into a voluntary agreement with the New York State Department of Environmental Conservation with regard to the Buffalo facility remediation. Completion of this project is expected in 2002, with full funding of the estimated additional $0.5 to $1.0 million cost by Sherwin Williams.

     As part of our Imperial Adhesives Inc. acquisition, we acquired our Cincinnati, Ohio and Nashville facilities. At our Cincinnati facility we have determined to conduct a voluntary groundwater remediation project over a period of several years. This project is currently estimated to cost $1.0 million. The former owner of the site will contribute approximately two thirds of the cost of this project. If costs exceed $1.5 million insurance totaling $10.0 million is available.

     At our Nashville, Tennessee facility, past operations may have contributed to the presence of groundwater contamination. However, due to the limited extent, and degree of the groundwater contamination, as well as favorable groundwater flow conditions, active remediation intervention is not planned. The state regulatory agency is aware of the presence of the contamination and has not mandated remedial action. In the event that remediation becomes necessary, indemnification is available from the former site owner.

     As part of our acquisition of the Croda International Plc. adhesives business, we acquired our Kapellen, Belgium and Newark on Trent, United Kingdom facilities. The site soil and groundwater is contaminated with various solvents. The former owner of the site had initiated an investigation, which lead their consultant to believe that natural attenuation of this contamination might be one of the feasible options. However, in the event that active remediation is necessary, Sovereign's consultant has estimated a cost of $0.7 million. Indemnification is available from Croda International Plc., subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda acquisition agreement. Under that agreement, Croda has retained responsibility for compliance with the applicable Flemish statute on soil clean-up and any other applicable laws concerning the transfer of the Kapellen facility.

     Regarding the Newark On Trent, facility in the United Kingdom, potential issues related to soil and groundwater remediation, tank containment improvements and site investigation monitoring were identified. Of these, Sovereign is required to replace certain damaged storage tanks at an estimated cost of $0.1 million. Indemnification from Croda International Plc. is available for the remediation of this matter, and others (if required), subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda acquisition agreement.

     Under the Croda acquisition agreement, Croda has retained responsibility for compliance with the New Jersey Industrial Site Recovery Act with respect to the Ewing, New Jersey facility.

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

BACKLOG

     Most orders for our products are received and shipped in the same month. Total backlog orders at December 31, 2000 were approximately $13.7 million. All 2000 backlog orders are expected to be filled within the current year. Backlog orders at December 31, 1999 were $11.3 million.

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

     Listed below are the principal manufacturing facilities that we operate.

                                                               OWNED/       SQUARE
LOCATION                                                      LEASED(1)     FOOTAGE
--------                                                      ---------     -------
Akron, Ohio.................................................    Owned       214,300
Newark on Trent, United Kingdom.............................    Owned       202,400
Mentor, Ohio................................................    Owned       175,000
Buffalo, New York...........................................    Owned       165,000
Plainfield, Illinois........................................   Leased(4)    154,600
Kapellan, Belgium...........................................    Owned       134,400
Cincinnati, Ohio............................................    Owned       115,000
Greenville, South Carolina..................................   Leased(2)    104,500
Carol Stream, Illinois......................................    Owned        81,800
LaGrange, Georgia...........................................    Owned        80,500
Kimberton, Pennsylvania.....................................    Owned        55,900
Mexico City, Mexico.........................................   Leased(3)     24,400
Seabrook, New Hampshire/Salisbury, Massachusetts............    Owned        21,800
Nashville, Tennessee........................................    Owned        60,000
Ewing, New Jersey...........................................   Leased(5)     30,000

------------------------------

(1) All of our owned facilities (other than the Nashville property) are subject to mortgages pursuant to the credit facility. In addition, the Seabrook, New Hampshire/Salisbury, Massachusetts property is subject to mortgages relating to the financing of the acquisition of the property.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 2004.

(4) Lease expires December 31, 2014.

(5) Leased from former owner, lease expires June 30, 2001.

     Our executive offices are located in Chicago, Illinois. We also have sales and technical offices in Singapore, United Kingdom, Canada, Nordica, Italy and Brazil.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 26, 2001, we had 100 holders of record of voting common stock and 2 holders of record of non-voting common stock. There is no public trading market for our equity securities. We have not declared dividends since January 1, 1999 and do not anticipate paying cash dividends on common stock in the forseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

     The following table presents our selected historical financial data and that of our predecessors at the dates and for the periods indicated. The data for the three months ended March 31, 1996 are derived from the audited financial statements of our predecessor, Sovereign Engineered Adhesives L.L.C. The data for the nine months ended December 31, 1996 are derived from the financial statements of Sovereign Specialty Chemicals, L.P., our former parent. The data for the years ended December 31, 1997, 1998, 1999 and 2000 are derived from our audited financial statements. The information set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere herein.

                                          PREDECESSOR                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                          ------------   ------------------------------------------------------------------------
                                          THREE MONTHS   NINE MONTHS
                                             ENDED          ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           MARCH 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1996         1996(1)          1997           1998           1999           2000
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $ 5,410        $37,792        $134,771       $215,977       $243,273       $265,833
Cost of goods sold......................      3,580         26,637          92,889        148,681        168,415        186,393
                                            -------        -------        --------       --------       --------       --------
Gross profit............................      1,830         11,155          41,882         67,296         74,858         79,440
Selling, general and administrative
  expenses..............................      1,603          9,613          30,294         46,418         48,350         57,582
Special charges.........................         --             --              --             --         14,153             --
                                            -------        -------        --------       --------       --------       --------
Operating income........................        227          1,542          11,588         20,878         12,355         21,858
Interest expense, net...................         --          1,666           9,080         14,712         15,076         21,276
Loss on sale of business................         --             --              --          1,025             --             --
                                            -------        -------        --------       --------       --------       --------
Income (loss) before income taxes and
  extraordinary item....................        227           (124)          2,508          5,141         (2,721)           582
Income taxes(2).........................         91            (99)          1,315          3,494          4,218          1,418
                                            -------        -------        --------       --------       --------       --------
Income (loss) before extraordinary
  item..................................        136            (25)          1,193          1,647         (6,939)          (836)
Extraordinary losses, net(3)............         --            281           1,409            176          1,055          4,828
                                            -------        -------        --------       --------       --------       --------
Net income (loss).......................    $   136        $  (306)       $   (216)      $  1,471       $ (7,994)      $ (5,664)
                                            =======        =======        ========       ========       ========       ========
BALANCE SHEET DATA
  (END OF PERIOD):
Cash....................................    $     1        $   104        $  6,413       $  5,863       $ 17,005       $  8,008
Working capital (deficit)...............     (5,019)        11,936          29,618         29,739         17,311         34,993
Total assets............................      9,612         69,960         242,759        225,567        257,839        355,029
Total indebtedness......................         --         41,652         159,277        132,264        158,582        246,633
Stockholders' equity....................      7,149         17,444          52,053         54,194         56,616         51,262
OTHER FINANCIAL DATA:
Capital expenditures....................    $   131        $   688        $  1,834       $  4,472       $  6,280       $  5,077

------------------------------

(1) Period from March 31, 1996, date of inception, through December 31, 1996.

(2) Prior to our restructuring on July 31, 1997, we were composed of entities including a limited partnership and a limited liability company for which income taxes are "passed through" to their owners and, as a result, no federal income taxes are reflected prior to July 31, 1997. Effective July 31, 1997, our predecessor was merged with and into SIA Adhesives, Inc., a subchapter C corporation, and its business became subject to income taxes. As a result, income taxes have been reflected for the year ended December 31, 1997 for taxable earnings subsequent to the merger.

(3) Extraordinary losses relate to the write-off of deferred financing costs associated and any associated premiums paid with the early extinguishment of debt.

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes included herein.

GENERAL

     We exist to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemical industry. We have grown through the acquisition and integration of businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. From 1996 to 2000, we increased annual net sales through acquisitions and internal growth from $37.8 million to $265.8 million. Approximately $27.0 million of this net sales increase is attributable to internal growth. We plan to continue our growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

     This table describes the acquisitions since inception in March 1996.

                                          DATE OF
ACQUISITION                             ACQUISITION                 APPLICATION
-----------                             ------------                -----------
Adhesives Systems Division of B.F.      March 1996     Specialty adhesives used primarily for
  Goodrich (renamed SIA Adhesives,                       automotive, aerospace and general
  Inc.)                                                  industrial applications
Pierce & Stevens Corp.                  August 1996    Specialty coatings and adhesives for
                                                         performance-oriented niche
                                                         applications
U.S. Adhesives, Sealants and Coatings   August 1997    Adhesives and sealants primarily
  Division of Laporte PLC(1)                             utilized for housing repair,
                                                         remodeling and construction and
                                                         industrial applications
Coatings and Adhesives Division of      June 1998      Specialty polyurethane formulations
  K.J. Quinn & Co., Inc.                                 for adhesives and coatings
PL Adhesives & Sealants brand and       August 1998    Adhesives and sealants for consumer
  product line from ChemRex Inc.                         applications
Flexible packaging coating business of  April 1999     Radiation curable, water and solvent
  The Valspar Corporation                                products
Overprint coatings product line of      August 2000    Overprint coatings applications
  Aurachem, Inc.
Imperial Adhesives, Inc.                October 2000   Industrial adhesives used in
                                                         furniture, shoes, transportation,
                                                         OEM construction packaging and other
                                                         applications
Specialty Adhesives and Coatings        October 2000   Specialty coatings and adhesives for
  business of Croda International Plc                    printing and publishing, flexible
                                                         packaging and paper converting
                                                         applications.

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

RESULTS OF OPERATION

PRO FORMA RESULTS OF OPERATIONS

     The following discusses our unaudited pro forma consolidated results of operations for 2000 and 1999, giving effect to the Imperial and Croda acquisitions as if they had occurred at January 1, 1999.

                                                            2000        1999
                                                          --------    --------
Net sales...............................................  $353,979    $353,827
Cost of goods sold......................................   249,651     247,656
                                                          --------    --------
Gross profit............................................   104,328     106,171
Selling general and administrative expenses.............    82,008      91,870
                                                          --------    --------
Operating income........................................    22,320      14,301
Interest expense, net...................................    27,790      22,713
Income tax benefit (expense)............................     1,024      (1,940)
                                                          --------    --------
Loss before extraordinary loss..........................    (4,446)    (10,352)
Extraordinary loss, net of tax..........................     4,828       1,055
                                                          ========    ========
Net loss................................................  $ (9,274)   $(11,407)
                                                          ========    ========

     During 2000, Croda International Plc. restructured operations prior to our acquisition of the businesses in October 2000. They terminated certain employees and relocated certain manufacturing activities from Italy and Belgium to the United Kingdom and from an inefficient plant to a new leased facility in Illinois. In connection with these activities, one-time operating costs were expressed as incurred.

     In addition, we did not purchase Croda International Plc.'s real property at its Ewing New Jersey Plant. This plant is being leased on a short-term basis while production is transferred to another of our plants.

     We announced plans to close Imperial's Nashville manufacturing facility. We will utilize existing capacity to manufacture product. Management expects to incur approximately $0.8 million in costs directly attributable to the closure of the facility. Once vacated, we intend to sell the facility.

     Operating results will benefit from lower freight and raw material costs as a result of leveraging our purchasing volume. When fully implemented management expects cost savings from the activities noted above to approximate $2.0 million which was not included as a proforma adjustment.

2000 COMPARED TO 1999

     Net Sales. Net sales were $265.8 million in 2000, an increase of $22.5 million, or 9.3% over 1999 net sales of $243.3 million. Excluding the impact of acquisitions, net sales decreased 0.5% in 2000. Reduction of inventories by selected aerospace customers and building materials retailers and related distributors negatively impacted current year sales. Sales of manufactured housing and recreational vehicles applications decreased due to significant decreases in demand of our customers who supply those markets in the second half of 2000. These factors were partially offset by increased international sales, principally in flexible packaging applications. Sales levels in 2000 were also negatively impacted by general economic weakness in the United States during the second half of the year.

     Cost of Goods Sold. Cost of goods sold was $186.4 million for 2000, an increase of $18.0 million, or 10.7% over 1999. Gross profit as a percentage of net sales decreased in 2000 to 30.0% from 30.8% in 1999. The decrease in gross profit as a percentage of net sales was due primarily to increases in certain raw material costs that were not fully recovered through price increases. Excluding the results of acquisitions in 2000, cost of goods sold increased 0.3% over the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $57.6 million in 2000, a decrease of $4.9 million, or 7.9% from 1999. Special charges of $14.2 million, comprised principally of equity-based incentive compensation, were incurred in 1999 in connection with the December 30, 1999 sale of a controlling equity interest in the Company. Excluding acquisitions and compared to 1999 levels less special charges, selling, general and administrative expenses increased $3.9 million in 2000. As a percentage of net sales, selling, general and administrative expenses increased to 21.7% for 2000 from 20.0% in 1999. This increase was due primarily to increased goodwill amortization, increased management fees paid to AEA Investors Inc. and additional expenses associated with failed acquisitions.

     Interest Expense. Net interest expense was $21.3 million in 2000 and $15.1 million in 1999. The increase in interest expense was due to the increase in debt levels from the prior year related to completed acquisitions and higher interest rates driven by the repurchase of our $125.0 million 9 1/2% Senior Subordinated Notes and the issuance of our $150.0 million 11 7/8% Senior Subordinated Notes in March 2000.

     Income Taxes. Income tax expense was $1.4 million and $4.2 million in 2000 and 1999, respectively.

     Income (loss) before extraordinary loss. Losses before extraordinary loss for the years ended December 31, 2000 and 1999 were $0.8 million and $6.9 million, respectively due primarily to the factors discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million in 2000 is net of the income tax benefit of $3.2 million and relates to the write off of unamortized deferred financing costs and payment of the 1% premium in connection with the repurchase of the 9 1/2% Senior Subordinated Notes.

     Net Income (loss). Primarily as a result of the extraordinary loss recognized relative to the repurchase of the 9 1/2% Senior Subordinated Notes and increased interest expense, a net loss of $5.7 million was incurred in 2000. Net loss for the year ended December 31, 1999 was $8.0 million due primarily to $14.2 million of special charges relative to the change in controlling shareholder.

1999 COMPARED TO 1998

     Net Sales. Net sales were $243.3 million for 1999, an increase of $27.3 million, or 12.6% over 1998 net sales. The 1998 results include four months of sales from Mercer Products ($7.2 million), a business sold in April 1998. Excluding Mercer sales from 1998, net sales increased by 16.3% in 1999 due to organic growth (approximately 6.0%) and growth through acquisitions (approximately 10.6%). Each of our business units achieved organic sales growth in 1999. Strong contributors to this organic growth were increased sales of insulation coatings by SIA Tanner, adhesives for housing and construction applications sold through the do-it-yourself channel by OSI Sealants and flexible packaging and overprint coatings by Pierce & Stevens.

     Cost of Goods Sold. Cost of goods sold was $168.4 million for 1999, an increase of $19.7 million, or 13.2% over 1998. As a percentage of net sales, cost of goods sold increased slightly to 69.2% for 1999 from 68.9% in 1998 primarily as a result of the lower margins associated with the phase-in of production of the PL(R) brand of adhesives and sealants and Valspar applications, partially offset by improvements in raw material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding special charges of $14.2 million, were $48.4 million for 1999, an increase of $1.9 million, or 4.2% over 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 19.9% for 1999 from 21.5% in 1998. This decrease was due primarily to maintaining corporate overhead costs relatively constant despite expanding net sales. Special charges of $14.2 million, comprised principally of equity-based incentive compensation, were incurred in 1999 in connection with the December 30, 1999 sale of a controlling equity interest in our company.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $11.4 million in 2000. Net loss adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs and extraordinary loss was approximately $13.3 million. Accounts receivable decreased $2.0 million and prepaid expenses and other assets decreased by $1.0 million in 2000. These increases in cash flow from operations were offset by decreases in accounts payable and other liabilities of $3.3 million and a net buildup of inventory levels of $1.8 million.

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

     Net cash used in investing activities was $99.6 million in 2000 and resulted from acquisitions completed in 2000 totaling $94.8 million and capital additions to property, plant and equipment of $4.8 million. The purchase of the overprint coatings product line from Aurachem Inc. in August required cash of $4.3 million. On October 11, 2000 we purchased 100% of the common stock of Imperial Adhesives Inc. for $27.3 million including transaction costs. To finance this acquisition, we borrowed $28.0 million from Term Loan A. On October 31, 2000, we acquired certain assets of the global specialty adhesives and coatings business of Croda International Plc for $63.2 million, including transaction costs. We borrowed $47.0 million under Term Loan A and $14.4 million under the Credit Facility. We also paid additional consideration of $2.8 million on February 8, 2001 relative to the results of certain acquired operations from Croda International Plc.

     Net cash used in investing activities was $22.0 million in 1999 and resulted from capital additions to property, plant and equipment of $6.3 million and the acquisition in April 1999 of the flexible packaging coatings business of The Valspar Corporation.

     Net cash provided by financing activities was $79.6 million in 2000. Borrowings under our credit facilities increased by a net of $65.3 million and net cash of $20.3 million was provided by the long term debt activity described below. We paid $7.0 million relative to financing costs associated with our Credit Facilities and the issuance of our 11 7/8% senior subordinated notes in 2000.

     Net cash provided by financing activities was $22.1 million in 1999. Net cash used in financing activities was $29.9 million in 1998. We used proceeds from the Mercer sale to repay its $30.0 million term loan in April 1998.

     On December 30, 1999, SSCI Investors LLC, an entity owned by an investor group led by AEA Investors Inc., acquired approximately 75% of our outstanding capital stock directly from the former majority stockholder with the balance owned by other investors, including our current management team. Funding for the purchased stock was provided by equity financing from the investor group owning SSCI Investors LLC. The transaction resulted in a change of controlling stockholder of the Company; however, generally accepted accounting principles do not require a change in carrying value of assets and liabilities and, as such, we have continued to carry assets and liabilities at their historical carrying value.

     In connection with SSCI Investor LLC's acquisition of a controlling portion of our common stock, we entered into a credit agreement providing for aggregate borrowings of $200 million, including (1) a $50.0 million revolving credit facility, (2) a $75.0 million term loan facility (Term Loan A) and (3) a $75.0 million term loan facility (Term Loan B). Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes, including to a limited extent acquisitions. The revolving credit facility will mature on December 30, 2005. Scheduled quarterly repayments of amounts outstanding under the Term Loan A facility begin on September 30, 2001 and through December 31, 2003 amount to 50% of the amount outstanding under that facility on June 30, 2001. The remaining 50% is scheduled to be repaid in equal quarterly payments through December 30, 2005. At December 31, 2000 we had $75.0 million outstanding under our Term Loan A facility. As noted below, the Term Loan B facility has been terminated.

     Borrowings under the credit facilities bear interest at a rate per annum equal, at our option, to either (1) the higher of (a) the current base rate as offered by The Chase Manhattan Bank (9.5% at December 31, 2000) or(b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a eurodollar rate (6.55% at December 31, 2000) plus an applicable margin. The applicable margin based on our ratios of total debt to earnings before interest taxes, depreciation and amortization, or EBITDA, and senior debt to EBITDA and varies for revolving credit facility borrowings and for loans under the Term Loan A facility, from 1.75% to 2.50% for eurodollar rate loans and from 0.75% to 1.5% for base rate loans. Our credit facilities include covenants that restrict our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, our credit facilities require us to comply with specified financial ratios and tests including maintenance of specified total debt to EBITDA ratios, senior debt to EBITDA ratios, fixed charge coverage ratios and interest expense coverage ratios. Our obligations under our credit facilities are secured by substantially all of our assets and are guaranteed by our subsidiaries.

     SSCI Investors LLC's acquisition of our common stock constituted a change of control under the terms of the indenture relating to our 9 1/2% Senior Subordinated Notes due 2007 and, as a result, we were required to make an offer to purchase for cash any and all of the outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase was completed on March 6, 2000 with the repurchase of the entire $125.0 million principal amount of 9 1/2% notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the credit facilities. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of 11 7/8% senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities and Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The privately placed Senior Subordinated Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The cash proceeds from this private placement of notes of approximately $143.8 million were used to repay amounts drawn under our credit facilities for the repurchase of the 9 1/2% notes and for general corporate purposes. Upon repayment the Term Loan B facility under our Credit Agreement was terminated and the aggregate borrowings under the Credit Agreement were reduced from $200.0 million to $125.0 million.

     The 11 7/8% senior subordinated notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by our subsidiaries. The indenture under which the 11 7/8% senior subordinated notes were issued contains certain covenants that, among other things, limit our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and engage in transactions with affiliates.

     Debt at December 31, 2000 consisted of $149.0 million principal amount of 11 7/8% Senior Subordinated notes, $75.0 million drawn under Term Loan A, $17.4 million drawn under our credit facilities and $1.0 million drawn under a $1.1 million sub-facility obtained by our Singapore-based sales office. We had a letter of credit outstanding for GBP 2.5 million ($3.7 million) relative to contingent consideration that was to be paid to Croda International Plc. based on the performance of certain of the acquired operations. This letter of credit was terminated upon our payment of $2.8 million to Croda International Plc. on February 8, 2001. We had approximately $27.9 million available under the Credit Facility. We also had approximately $4.2 million outstanding of other indebtedness, including capital leases.

     On January 26, 2001 we completed an amendment to our Credit Agreement which amended certain financial covenants beginning with the quarter ended December 31, 2000 and increased the applicable interest rate margin by 25 basis points. Although the amendments were made effective for the quarter ended December 31, 2000, the Company was in compliance with the financial covenants in place prior to the amendments.

     On February 6, 2001, we paid $2.8 million in additional consideration to Croda International Plc. relative to the results of operations of certain of the businesses acquired on October 31, 2000. Upon payment, of the additional consideration, the GBP 2.5 million $3.7 million letter of credit was terminated.

     We have a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $5.0 million in 2000 and management currently anticipates capital expenditures will be approximately $8.0 million in 2001 and approximately $10.0 million in 2002. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the notes, the credit facilities and other indebtedness. However, capital requirements may change. Our ability to satisfy capital requirements will be dependent upon our future financial performance and ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     In 2000, the costs of certain of our raw materials rose sharply. To offset the impact of such increases we raised our prices where possible. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 26, 2001. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 26, 2001 or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks, which are potential losses in fair values, cash flows or earnings due to adverse changes in market rates and prices, to which we are exposed, as a result of our holdings of financial instrument and commodity positions, are:

     - interest rates on debt;

     - foreign exchange rates; and

     - commodity prices, which affect the cost of raw materials.

     Our financial instruments include short-term debt and long-term debt. Trade accounts payable and trade accounts receivable are not considered financial instruments for purposes of this item because their carrying amount approximate fair value. We do not maintain a trading portfolio and do not utilize derivative financial instruments to manage our market risks. In the future, we may enter into foreign exchange currency hedging agreements in connection with our international operations.

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of March 26, 2001 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt primarily, under our credit agreement, and fixed rate debt primarily, under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At March 26, 2001 approximately 60% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the London interbank borrowing rate (LIBOR), while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. We estimate that an immediate 100 basis point rise in interest rates and our indebtedness at March 26, 2001, would not have a material impact on our financial position, results of operations or cash flows.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Since changes in translation risk are reported as adjustments to stockholders' equity, we estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate would not be material to our financial position, results of operations or cash flows.

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analysis should not be viewed as predictive of our future financial performance. Additionally, we cannot give any assurance that the actual impact in any particular year will not.

COMMODITIES

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

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

             NAME                AGE                              POSITION*
             ----                ---                              ---------
Robert B. Covalt...............  69       Chairman, Chief Executive Officer and Director of
                                          Sovereign and Chairman and Director of OSI Sealants,
                                          Pierce & Stevens, SIA Adhesives and Tanner Chemicals
John L. Fox....................  51       President and Chief Operating Officer of Sovereign
John R. Mellett................  51       Vice President, Chief Financial Officer, Chief Accounting
                                          Officer and Treasurer of Sovereign, Pierce & Stevens, SIA
                                          Adhesives, OSI Sealants and Tanner Chemicals
Louis M. Pace..................  28       Vice President -- Business Development, Assistant
                                          Secretary and Assistant Treasurer
Martyn Howell-Jones............  63       Vice President -- International
Richard W. Johnston............  54       Vice President -- Technology of Sovereign and Executive
                                          Vice President of Pierce & Stevens
Paul Gavlinski.................  54       Vice President -- Manufacturing and Engineering of
                                          Sovereign, Pierce & Stevens, SIA Adhesives, OSI Sealants
                                          and Tanner Chemicals
Karen K. Seeberg...............  48       Vice President -- Human Resources of Sovereign, Pierce &
                                          Stevens, SIA Adhesives, OSI Sealants and Tanner Chemicals
Gerald A. Loftus...............  46       President of SIA Adhesives and Tanner Chemicals
Peter Longo....................  41       President of OSI Sealants
Patrick W. Stanton.............  33       Principal Accounting Officer, Assistant Secretary and
                                          Assistant Treasurer
John Garcia....................  44       Director
Karl D. Loos...................  50       Director
John D. Macomber...............  73       Director
Robert H. Malott...............  74       Director
Thomas P. Salice...............  41       Director
Norman E. Wells, Jr. ..........  52       Director

---------------

* Positions are with Sovereign, unless otherwise noted.

     Robert B. Covalt has served as our Chairman and Chief Executive Officer and as a director of our company since its inception in 1996. Mr. Covalt was President from inception to July 2000. Mr. Covalt is Chairman and a director of each of our domestic subsidiaries. From 1979 to 1990, Mr. Covalt served as President of the Specialty Chemicals Group of Morton International, Inc. During this period, Mr. Covalt grew Morton's specialty chemicals group from $175.0 million to $1.3 billion in sales and he completed 13 acquisitions ranging in size from $3.0 million to $170.0 million. From 1990 to 1993, Mr. Covalt was Morton's Corporate Executive Vice President. Prior to that time, Mr. Covalt served in various capacities in Morton's Chemical Division which he joined in 1956. Mr. Covalt serves on the board of directors of CFC International, Inc., a specialty chemical coating manufacturer and Neptec, Inc, a supplier of products to the fiber optics industry. Mr. Covalt has a B.S. in Chemical Engineering, an honorary doctorate from Purdue University, and an M.B.A. from the University of Chicago.

     John L. Fox has served as President and Chief Operating Officer of the Company from July 2000. Prior to joining our company, Mr. Fox was President of the Bostik division of Total from 1989 to 2000. During this period Mr. Fox managed the growth of the business into one of the top adhesives companies in the world. Prior to that time Mr. Fox was employed with GE Plastics and Air Products. Mr. Fox has B.S. in Science and M.S. in Industrial Administration degrees from Purdue University.

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

     Louis M. Pace has been our Vice President of Business Development since November 2000. He had been Vice President -- Mergers & Acquisitions since March 1999 and has served as our Director of Mergers & Acquisitions since January 1998. From August 1996 to December 1997, he served as our Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with First Chicago Equity Capital. Prior to that time, Mr. Pace was a member of First Chicago Corporation's First Scholar management training program where he was engaged in various financial capacities, including emerging markets, interest rate derivatives and analysis of equity capital investments. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

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

     Patrick W. Stanton has served as our Principal Accounting Officer since September 1998. From April 1998 to August 1998, he served as our Manager of Financial Planning and Control. From 1990 to March 1998, Mr. Stanton was with Arthur Andersen LLP. Mr. Stanton is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

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

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes compensation information for our Chief Executive Officer and each of the four other most highly compensated executive officers of our company and/or our domestic subsidiaries for services rendered during the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                                   -----------------------------        OTHER        SECURITIES    ALL OTHER
                                   FISCAL                              ANNUAL        UNDERLYING   COMPENSATION
                                    YEAR    SALARY($)   BONUS($)   COMPENSATION(1)   OPTIONS(#)      ($)(2)
                                   ------   ---------   --------   ---------------   ----------   ------------
Robert B. Covalt.................   2000    $300,000    $ 56,250            --             --     $        --
  Chairman, President               1999     291,644     215,880            --         48,000      16,756,469
  and Chief Executive Officer --    1998     259,500     154,470            --             --         335,022
  Sovereign, and Chairman of
  OSI Sealants, Pierce & Stevens,
  SIA Adhesives and Tanner
  Chemicals
John L. Fox(3)...................   2000    $125,000    $ 18,125            --         16,000     $        --
  President and Chief Operating     1999          --          --            --             --              --
  Officer -- Sovereign              1998          --          --            --             --              --
John R. Mellett(4)...............   2000    $200,000    $ 17,100       $36,000(4)          --     $        --
  Vice President and Chief
    Financial                       1999     166,677      59,997        30,000(4)      15,000       2,250,862
  Officer -- Sovereign, and Chief   1998          --          --            --             --              --
  Accounting Officer and
  Treasurer of OSI Sealants,
  Pierce & Stevens, SIA Adhesives
  and Tanner Chemicals
Peter Longo......................   2000    $196,000    $ 11,760            --             --     $        --
  President and Chief Executive     1999     193,428      69,080            --          9,200         359,599
  Officer of OSI Sealants           1998     185,658      68,028            --             --           3,333
Gerard A. Loftus.................   2000    $150,000    $ 12,000            --             --     $        --
  President and Chief Executive     1999     147,843      56,175            --          9,500         264,728
  Officer of SIA Adhesives          1998     139,167      41,404            --             --           8,549
  and Tanner Chemicals

------------------------------

(1) Except as set forth below, the aggregate amount of perquisites and other personal benefits for any of the executives named in the above table was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) For fiscal year 2000, represents matching and profit sharing contributions under our 401(k) plans in the amount of $10,317, $2,500, $10,452, $10,396 and $7,190 for Messrs. Covalt, Fox, Mellett, Longo, and Loftus, respectively. For fiscal year 1999, represents payments made by our former parent partnership, Sovereign Specialty Chemicals, L.P., under its 1997 Stock Incentive Pool upon the sale of approximately 75% of Sovereign's equity to SSCI Investors LLC in the amount of $16,753,269, $2,243,376, $351,399 and $258,390 to Messrs. Covalt, Mellett, Longo and Loftus, respectively.

(3) Mr. Fox became an employee of Sovereign in July 2000.

(4) Mr. Mellett became an employee of Sovereign in March 1999. Reflects payments made to Mr. Mellett for living accommodations and travel expenses.

DIRECTOR COMPENSATION

     Members of our board of directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Members of the board of directors who are also our officers or employees of AEA Investors Inc. do not receive additional compensation for being on the board of directors or its committees. Mr. Loos receives a fee of $2,500 per meeting. Messrs. Macomber, Malott and Wells were given a one-time opportunity to purchase units in a partnership which owns all of the equity in SSCI Investors LLC upon their election to the board of directors but receive no compensation for their services as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     These directors approved various actions with respect to the current compensation arrangements of our executive officers. Mr. Covalt is one of our officers. Messrs. Garcia and Salice are officers of Sovereign for administrative purposes only and are officers of AEA Investors Inc. Approximately 75% of our capital stock is owned by SSCI Investors LLC, which is owned by an investor group led by AEA Investors Inc. For a more detailed discussion of relationships between AEA Investors Inc. and Sovereign see "Certain Relationships and Related Transactions." As of March 2001, the compensation committee of our board of directors is comprised of John D. Macomber, Thomas P. Salice and Norman E. Wells.

STOCK OPTIONS

     The table below sets forth information with respect to grants of options to purchase shares of our common stock during the year ended December 31, 2000 to the executives listed in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                             -------------------------------------------------
                                          % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                             NUMBER OF      OPTIONS                               AT ASSUMED ANNUAL RATES OF
                             SECURITIES   GRANTED TO                             STOCK PRICE APPRECIATION FOR
                             UNDERLYING    EMPLOYEES    EXERCISE                        OPTION TERM(1)
                              OPTIONS         IN          PRICE     EXPIRATION   ----------------------------
NAME                         GRANTED(#)   FISCAL YEAR   ($/SHARE)      DATE         5%($)          10%($)
----                         ----------   -----------   ---------   ----------   -----------    -------------
John L. Fox................    16,000(2)    65.30%       $129.50     7/01/10      $535,800       $2,072,000

------------------------------

(1) Values are based on assumed rates of annual compounded appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed rates of appreciation are established by the Securities and Exchange Commission and do not represent our estimate or projection of future stock price.

(2) The options become exercisable with respect to 1/5th of the shares covered by these options on July 1 in each of 2001, 2002, 2003 and 2004. The options will become immediately exercisable in full in the event of a change in control of our company.

     The following table sets forth information concerning the value of unexercised in-the-money options held for each of the executives listed in the Summary Compensation Table as of December 31, 2000.

                   AGGREGATE OPTION EXERCISES IN FISCAL 2000
                       AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER
                                                                         OF SECURITIES         VALUE OF
                                                                          UNDERLYING         UNEXERCISED
                                                                          UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS AT FISCAL      OPTIONS AT
                                             SHARES                       YEAR-END(#)        YEAR-END($)
                                           ACQUIRED ON      VALUE        EXERCISABLE/        EXERCISABLE/
                  NAME                     EXERCISE(#)   REALIZED($)     UNEXERCISABLE     UNEXERCISABLE(1)
                  ----                     -----------   -----------   -----------------   ----------------
Robert B. Covalt.........................       0             0          12,000/36,000           0/0
John R. Mellett..........................       0             0           3,000/12,000           0/0
Peter Longo..............................       0             0            1,840/7,360           0/0
John L. Fox..............................       0             0               0/16,000           0/0
Gerard A. Loftus.........................       0             0            1,900/7,600           0/0

------------------------------

(1) There was no public trading market for our common stock at December 31, 2000. Accordingly, these values of exercisable and unexercisable in-the-money options are based on the fair market value of our common stock as determined by our board of directors, and the applicable exercise price per share.

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

  Employment Agreements

     We have employment agreements with Messrs. Covalt, Mellett, Longo and Loftus, effective December 29, 1999, and with Mr. Fox effective July 1, 2000 providing for their employment in their current capacities. Pursuant to the agreements, Messrs. Covalt, Mellett, Fox, Longo and Loftus are entitled to annual base salaries of $300,000, $200,000, $250,000, $196,000 and $150,000,
respectively, and are eligible to receive an annual performance-based bonus of up to 75% in the case of Mr. Covalt, 50% in the case of Mr. Fox and 40% for the three other named executives, of the applicable executive's base salary determined in accordance with the terms of the bonus plan adopted by our board of directors for the calendar year. Additionally, each executive is eligible for a discretionary bonus as determined by the board of directors. Under their respective employment agreements, the executives received non-qualified stock options as described in the Option Grants in Last Fiscal Year Table above, and are entitled to participate in all health, welfare and other benefit plans we provide to our executives.

     The employment agreements for Messrs. Covalt Fox and Mellett each provide for a term expiring on December 31, 2003. For Messrs. Longo and Loftus each provide for a term expiring December 31, 2002. All of these agreements are subject to automatic one-year renewal terms in the absence of us or the officer giving notice to the other of its election not to renew the agreement. If we terminate an executive's employment without cause (as defined in the employment agreements), or an executive resigns with good grounds (as defined in the employment agreements), we are required to

          (1) pay the executive any unpaid portion of his base salary earned through the date of termination or resignation,

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

  Stock Option Plan

     In 1999, we adopted the Sovereign Specialty Chemicals, Inc. Stock Option Plan to provide for the grant of nonqualified stock options to our, and our affiliates', key employees and directors. The maximum number of shares of common stock underlying the options available for award under the stock option plan is 240,713 shares. Of these shares, 48,000, 16,000, 15,000, 9,200 and 9,500 were granted to Messrs. Covalt, Fox, Mellett, Longo and Loftus, respectively. If any options terminate, or expire unexercised, the shares subject to such unexercised options are again available for grant under the stock option plan.

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

  Employee Stock Purchase Plan

     In 2000, we adopted the Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan. Under the stock purchase plan eligible employees had the opportunity to purchase up to 20,000 shares of our voting common stock. Our employees have purchased 7,045 shares at $100.00 per share. The stock purchase plan terminated on April 30, 2000.

     Common stock acquired under the stock purchase plan was purchased pursuant to subscription agreements which define the rights and limitations of holders of the shares. A management subscription agreement was used for grants to employees who have entered into the management shareholders agreement, which are described in "Certain Relationships and Related Transactions," and are governed by the terms of the management shareholders agreement. An employee subscription agreement will be used for grants to other employees. A summary of the employee subscription agreement is provided below.

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

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as of March 26, 2001 regarding the beneficial ownership of our voting common stock by each person known by us to beneficially own more than five percent of our voting common stock and by our directors, certain executive officers and key managers, individually, and as a group.

     As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 26, 2001 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the computation of the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for the computation of the ownership percentage of any other person. Our non-voting common stock is convertible into voting common stock, unless the holder or its affiliate is prohibited by law or regulation from holding our voting common stock. As a result, certain holders of our non-voting common stock are deemed to hold the voting common stock into which their non-voting common stock may be converted.

     In the table below, unless otherwise noted, the address of the person is care of our company.

                                                                 NUMBER      PERCENTAGE
                                                               OF SHARES     OF SHARES
                                                              ------------   ----------
FIVE PERCENT SECURITY HOLDERS
SSCI Investors LLC(1).......................................  1,624,815.75      81.8%
Robert B. Covalt(2).........................................    148,837.25      10.2%
OFFICERS AND DIRECTORS
Robert B. Covalt(2).........................................    148,837.25
John L. Fox.................................................      1,000.00
John R. Mellett(3)..........................................     16,322.04         *
Martyn Howell-Jones(3)......................................      8,995.02         *
Richard W. Johnston(3)......................................      6,000.23         *
Paul Gavlinski(3)...........................................      4,926.46         *
Karen K. Seeberg(3).........................................      2,847.50         *
Gerard A. Loftus(3).........................................      7,036.23         *
Peter Longo(3)..............................................     12,491.63         *
Louis M. Pace(3)............................................      3,969.00         *
Patrick W. Stanton(3).......................................        649.61         *
John L. Garcia(4)...........................................            --         *
Karl D. Loos................................................      1,801.16         *
John D. Macomber............................................            --         *
Robert H. Malott............................................            --         *
Thomas P. Salice(4).........................................            --         *
Norman E. Wells, Jr. .......................................            --         *
All executive officers, key managers, directors as a group
  (18) persons)(2)(3)(4)....................................    214,876.13      14.7%

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

(2) Includes 47,544.61, 642.76, and 642.76 shares of common stock held by Tregooden Partners, L.P., Nautical Partners, L.P. and Serendipity Partners, L.P., respectively, which may be deemed to be beneficially owned by Mr. Covalt. Includes 15,000 shares of common stock issuable upon exercise of options granted to Mr. Covalt that are exercisable as of March 19, 2001 or 60 days thereafter.

(3) Includes shares in the following amounts issuable upon the exercise of stock options that are exercisable as of March 19, 2001 or 60 days thereafter: Mr. Mellett, 3,000 shares; Mr. Howell-Jones, 500 shares; Mr. Johnston, 800 shares; Mr. Gavlinski, 800 shares; Ms. Seeberg, 500 shares; Mr. Loftus, 1,900 shares; Mr. Longo, 1,840 shares; Mr. Pace, 1,800 shares; Mr. Stanton, 300 shares.

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

     Affiliates of J.P. Morgan Securities Inc. currently own 63,330.71 shares of our voting common stock and 182,545.5 shares of our non-voting common stock. J.P. Morgan Securities Inc. acted as our financial advisor in connection with SSCI Investors LLC's acquisition of our capital stock. J.P. Morgan Securities Inc. is also the joint lead arranger, a joint book-running manager and documentation agent for our credit facility.

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

     Our management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     In connection with our employee stock purchase plan, we repurchased 7,045 shares of voting common stock from AEA Investors Inc. at $100.00 per share. All shares repurchased were sold to our employees pursuant to the stock purchase plan at the same price per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. The financial statements listed in the "Index to Financial Statements" included on page F-2 of this report.

          2. Financial statement schedule. Valuation and Qualifying Accounts included on page S-1 of this report.

          3. The exhibits listed in the "Exhibit Index" included on pages E-1 and E-2 of this report.

     (b) Reports on Form 8-K. We filed a Current Report on Form 8-K dated October 26, 2000, as amended, by Forms 8-K/A filed on December 22, 2000 and February 1, 2001. This Form 8-K reported under Item 2. Acquisition of Assets, and Item 7. Financial Statements Pro Forma Financial Information and Exhibits with respect to our stock purchase of Imperial Adhesives Inc.

     We filed a Current Report on Form 8-K dated November 14, 2000 and January 16, 2001. This Form 8-K reported under Item 2. Acquisition of Assets, and Item
7. Financial Statements Pro Forma Financial Information and Exhibits with respect to our acquisition of the assets of the global specialty adhesives and coatings business of Croda International Plc.

     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial statement schedule. See Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT
                                            ------------------------------------
                                                      Robert B. Covalt
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

                      SIGNATURE                                              CAPACITY
                      ---------                                              --------

                /s/ ROBERT B. COVALT                       Chairman, Chief Executive Officer and
-----------------------------------------------------      Director (Principal Executive Officer)
                  Robert B. Covalt

                 /s/ JOHN R. MELLETT                       Vice President, Chief Financial Officer,
-----------------------------------------------------      Chief Accounting Officer and Treasurer,
                   John R. Mellett                         (Principal Financial Officer)

               /s/ PATRICK W. STANTON                      Principal Accounting Officer, Assistant
-----------------------------------------------------      Secretary and Assistant Treasurer
                 Patrick W. Stanton

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

                  /s/ KARL D. LOOS                         Director
-----------------------------------------------------
                    Karl D. Loos

                /s/ JOHN D. MACOMBER                       Director
-----------------------------------------------------
                  John D. Macomber

                /s/ ROBERT H. MALOTT                       Director
-----------------------------------------------------
                  Robert H. Malott

                /s/ THOMAS P. SALICE                       Director
-----------------------------------------------------
                  Thomas P. Salice

                 /s/ NORMAN E. WELLS                       Director
-----------------------------------------------------
                   Norman E. Wells

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Chicago, Illinois
March 8, 2001

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                  ----        ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  8,008    $ 17,005
  Accounts receivable, less allowance of $1,270 and $730....      54,447      38,756
  Inventories...............................................      42,411      26,028
  Deferred income taxes.....................................       2,008       1,177
  Other current assets......................................       8,030       3,206
                                                                --------    --------
Total current assets........................................     114,904      86,172
Property, plant, and equipment, net.........................      71,267      51,525
Goodwill, net...............................................     156,897     106,157
Deferred financing costs, net...............................       9,903      11,011
Other assets................................................       2,058       2,974
                                                                --------    --------
Total assets................................................    $355,029    $257,839
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 30,249    $ 18,591
  Accrued expenses..........................................      23,012      19,814
  Other current liabilities.................................         249         924
  Current portion of long-term debt.........................      26,076      29,303
  Current portion of capital lease obligations..............         325         229
                                                                --------    --------
Total current liabilities...................................      79,911      68,861
Long-term debt, less current portion........................     217,012     125,700
Capital lease obligations, less current portion.............       3,220       3,350
Deferred income taxes.......................................       2,679       2,676
Other long-term liabilities.................................         945         636
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,437,239 and 1,436,239 issued and outstanding............          15          15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................           7           7
Additional paid-in capital..................................      63,678      63,578
Accumulated deficit.........................................     (12,709)     (7,045)
Cumulative translation adjustment...........................         271          61
                                                                --------    --------
Total stockholders' equity..................................      51,262      56,616
                                                                --------    --------
Total liabilities and stockholders' equity..................    $355,029    $257,839
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                               ----       ----       ----
Net sales................................................... $265,833   $243,273   $215,977
Cost of goods sold..........................................  186,393    168,415    148,681
                                                             --------   --------   --------
Gross profit................................................   79,440     74,858     67,296
Selling, general, and administrative expenses...............   57,582     48,350     46,418
Special charges.............................................       --     14,153         --
                                                             --------   --------   --------
Operating income............................................   21,858     12,355     20,878
Interest expense, net.......................................  (21,276)   (15,076)   (14,712)
Loss on sale of business....................................       --         --     (1,025)
                                                             --------   --------   --------
Income (loss) before income taxes and extraordinary loss....      582     (2,721)     5,141
Income taxes................................................    1,418      4,218      3,494
                                                             --------   --------   --------
Income (loss) before extraordinary loss.....................     (836)    (6,939)     1,647
Extraordinary losses, net of income tax benefits............    4,828      1,055        176
                                                             --------   --------   --------
Net income (loss)........................................... $ (5,664)  $ (7,994)  $  1,471
                                                             ========   ========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                      RETAINED                   ACCUMULATED
                                            COMMON     ADDITIONAL     EARNINGS     MANAGEMENT       OTHER
                                 COMMON     STOCK,      PAID-IN     (ACCUMULATED     NOTES      COMPREHENSIVE
                                 STOCK    NON-VOTING    CAPITAL       DEFICIT)     RECEIVABLE      INCOME        TOTAL
                                 ------   ----------   ----------   ------------   ----------   -------------    -----
Balance at January 1, 1998.....   $--        $--        $52,479       $   (522)     $    --         $  96       $52,053
Comprehensive income:
  Net income...................    --         --             --          1,471           --            --         1,471
  Translation adjustment.......    --         --             --             --           --            32            32
                                                                                                                -------
     Total comprehensive
       income..................                                                                                   1,503
Contribution of management
  notes receivable.............    --         --          2,765             --       (2,765)           --            --
Payments received on management
  notes receivable.............    --         --             --             --          230            --           230
Compensation expense under
  management incentive plans...    --         --            408             --           --            --           408
                                  ---        ---        -------       --------      -------         -----       -------
Balance at December 31, 1998...    --         --         55,652            949       (2,535)          128        54,194
Comprehensive loss:
  Net loss.....................    --         --             --         (7,994)          --            --        (7,994)
  Translation adjustment.......    --         --             --             --           --           (67)          (67)
                                                                                                                -------
     Total comprehensive
       loss....................                                                                                  (8,061)
Recapitalization of capital
  stock........................    15          7            (22)            --           --            --            --
Payments received on management
  notes receivable.............    --         --         (2,480)            --        2,535            --            55
Repurchase of common stock.....    --         --         (3,318)            --           --            --        (3,318)
Compensation expense under
  management incentive plans...    --         --         13,746             --           --            --        13,746
                                  ---        ---        -------       --------      -------         -----       -------
Balance at December 31, 1999...    15          7         63,578         (7,045)          --            61        56,616
Comprehensive loss:
  Net loss.....................    --         --             --         (5,664)          --            --        (5,664)
  Translation adjustment.......    --         --             --             --           --           210           210
                                                                                                                -------
     Total comprehensive
       loss....................                                                                                  (5,454)
Sale of common stock...........    --         --            100             --           --            --           100
                                  ---        ---        -------       --------      -------         -----       -------
Balance at December 31, 2000...   $15        $ 7        $63,678       $(12,709)     $    --         $ 271       $51,262
                                  ===        ===        =======       ========      =======         =====       =======

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                                ----        ----       ----
OPERATING ACTIVITIES
  Net income (loss).........................................  $  (5,664)  $ (7,994)  $  1,471
  Adjustments to reconcile net income (loss)to net cash
     provided by operating activities:
     Depreciation and amortization..........................     13,606     10,965      9,477
     Loss on sale of business...............................         --         --      1,025
     Compensation expense under management incentive
       plans................................................         --     13,746        408
     Deferred income taxes..................................       (828)       200      2,025
     Amortization of deferred financing costs...............      1,356      1,185      1,213
     Extraordinary losses...................................      4,828      1,055        176
     Changes in operating assets and liabilities (net of
       acquisitions and disposition):
       Accounts receivable..................................      1,977     (4,751)    (7,371)
       Inventories..........................................     (1,790)    (5,350)    (1,293)
       Prepaid expenses and other assets....................        937        747        567
       Accounts payable and other liabilities...............     (3,268)     1,148      5,920
                                                              ---------   --------   --------
Net cash provided by operating activities...................     11,154     10,951     13,618
INVESTING ACTIVITIES
Proceeds from sale of business..............................         --         --     35,308
Acquisition of businesses, net of acquired cash.............    (94,807)   (15,769)   (15,089)
Purchase of property, plant, and equipment..................     (4,796)    (6,280)    (4,472)
                                                              ---------   --------   --------
Net cash provided by (used in) investing activities.........    (99,603)   (22,049)    15,747
FINANCING ACTIVITIES
Capital contributions.......................................        100         --         --
Payments on management notes receivable.....................         --         55        230
Proceeds from credit facilities.............................    228,352     69,861      6,524
Payments on credit facilities...............................   (163,000)   (42,660)    (6,215)
Proceeds from issuance of long term debt....................    148,932         --         --
Deferred financing costs....................................     (7,043)    (4,041)      (282)
Payments on acquisition notes payable.......................     (1,200)      (900)        --
Payments on long-term debt..................................   (126,250)        --    (30,081)
Payments on capital lease obligations.......................       (272)      (194)      (122)
                                                              ---------   --------   --------
Net cash provided by (used in) financing activities.........     79,619     22,121    (29,946)
Effect of exchange rate changes on cash.....................       (167)       119         31
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     (8,997)    11,142       (550)
Cash and cash equivalents at beginning of year..............     17,005      5,863      6,413
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $   8,008   $ 17,005   $  5,863
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. RECAPITALIZATION AND BASIS OF PRESENTATION

     On December 28, 1999, Sovereign Specialty Chemicals, Inc. (the Company) amended and restated its certificate and articles of incorporation in order to reclassify, change and convert its Capital Stock which was wholly owned by Sovereign Specialty Chemicals L.P. (the Parent Partnership). This recapitalization converted 1,000 shares of common stock, par value $0.01 per share into 2,700,000 authorized shares of common stock, par value $0.01 per share (common stock) and 2,100,000 authorized shares of non-voting common stock, par value $0.01 per share (non-voting common stock). Immediately upon the effectiveness of the amended and restated certificate of incorporation, the Company had outstanding 1,469,418 shares of common stock and 730,182 shares of non-voting common stock.

     On December 28, 1999, the Company repurchased 33,179 shares of outstanding common stock held by the Parent Partnership for an aggregate price of approximately $3.3 million. The repurchase price of $2.3 million, net of $1.0 million in receivables due from the Parent Partnership, was a current liability at December 31, 1999.

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

     Unless otherwise noted, all references to "the Company" herein refer to Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries.

2. NATURE OF BUSINESS

     The Company develops, produces and distributes adhesives, sealants and coatings utilized in numerous industrial and commercial applications. Commercial applications of the Company's products include industrial packaging, converting and graphic arts and housing repair, remodeling and construction. Products are sold and distributed throughout the United States, Europe, Latin America and Asia.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to fifteen years for machinery and equipment; five to fifteen years for furniture and fixtures, and 39 to 40 years for buildings. Leasehold improvements are amortized over the lesser of the lease term or 40 years. Accelerated depreciation methods are used for income tax purposes. Depreciation expense was $5,739, $4,591, and $4,237 for the years ended December 31, 2000, 1999 and 1998, respectively.

GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization of goodwill was $19,981 and $13,353 at December 31, 2000 and 1999, respectively.

DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing using a method which approximates the interest method. Accumulated amortization was $1,170 and $2,645 at December 31, 2000 and 1999, respectively.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets (including related goodwill) on an ongoing basis. Long-lived assets are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value as determined on a discounted cash flow basis.

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

REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer and title transfers.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $5.2 million, $4.7 million and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

     The Company's foreign subsidiaries use the local currency of each operation's home country as their functional currency. For purposes of these consolidated financial statements, each operating unit's functional currency balances were translated into U.S. dollars in accordance with FASB Statement No.
52. Accordingly, assets and liabilities are translated using the exchange rates as of the balance sheet dates and the statement of operations account balances are translated using a weighted-average exchange rate during the applicable period. Adjustments resulting from such translation are included in cumulative translation adjustment, a separate component of stockholders' equity.

SEGMENT INFORMATION

     Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment, the adhesive sealants and coatings segment of the specialty chemicals industry. Products are sold and distributed throughout the United States, Europe, Latin America and Asia. No customer accounted for more than 10.0% of the Company's accounts receivable or net sales for the years ended December 31, 2000, 1999 and 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable and accounts payable approximate to their fair value at December 31, 2000 and 1999, due to the short-term nature of these instruments.

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

     At December 31, 2000 and 1999, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 2000 presentation.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 issued June 1999, and amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An amendment to FASB Statement 133 issued June 2000), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company is required to adopt SFAS No. 133 on January 1, 2001.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 was effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Costs incurred related to shipping and handling included in revenues were required to be reclassified to cost of sales. The Company implemented EITF 00-10 in the fourth quarter of 2000 and prior period information was reclassified to conform to the provisions of EITF 00-10.

STOCK OPTIONS

     The Company accounts for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, employee and director compensation expense is recognized based upon the excess of fair value of the underlying stock over the option exercise price on the measurement date, the date at which both the exercise price and the number of shares to be issued are known. The Company has elected to continue to measure compensation expense under the provisions of APB 25; however, in accordance with SFAS No. 123, Accounting for Stock Based Compensation, an estimate of the fair value of the stock options has been made by the Company to determine the pro forma effect on earnings had the provisions of SFAS 123 been applied in the financial statements (see Note 12).

4. BUSINESS COMBINATIONS

     Effective April 19, 1999, the Company acquired the net assets of the flexible packaging coatings business from The Valspar Corporation. The purchase price was approximately $15.8 million. Goodwill of approximately $10.5 million and a covenant not to compete of $3.0 million were recognized in the acquisition and are being amortized over a period of 15 and three years, respectively.

     Effective August 2, 2000, the Company purchased the coatings business of Aurachem Inc. a privately owned company for $4.3 million. In connection with the acquisition, the Company recognized goodwill in the amount of approximately $3.5 million which is being amortized over a period of 15 years.

     Effective October 11, 2000, the Company purchased 100% of the outstanding common stock of Imperial Adhesives, Inc. ("Imperial"), a subsidiary of NS Group, Inc., for $27.3 million including transaction costs of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. BUSINESS COMBINATIONS (CONTINUED)

$0.6 million. The purchase was funded through the borrowing of $28.0 million from the Company's Term Loan A credit facility. In connection with the acquisition, the Company recognized goodwill in the amount of $18.2 million which is being amortized over a period of 15 years.

     Simultaneous with the acquisition of Imperial, the Company announced its plan to exit Imperial's Nashville manufacturing facility. The Company will utilize existing capacity, primarily at its Buffalo and Akron facilities, to manufacture Imperial product. Management expects to incur approximately $0.8 million in costs directly attributable to the closure of the facility which includes $0.2 million of severance costs for 45 employees and $0.6 million primarily for costs to restore the land and building to saleable condition. As a result, a provision for plant closure has been recorded under purchase accounting. Once vacated, the Company intends to sell the Nashville manufacturing facility.

     Effective October 31, 2000, the Company acquired certain assets of the global specialty adhesives and coatings business of Croda International Plc. The cost of the acquisition was $66.2 million including $2.0 million of transaction costs. Additional contingent consideration of $2.8 million is payable in 2001 depending on the performance of certain of the acquired operations which has been included in the $66.2 million cost of the acquisition. The Company has recorded a $2.8 million liability relative to this payment at December 31, 2000. The purchase was funded through the borrowing of $47.0 million from the Company's Term Loan A facility and $14.4 million from its revolving credit facility. In connection with the acquisition, the Company recognized goodwill in the amount of $35.8 million which is being amortized over 15 years.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the fair value. The purchase price allocation in the Imperial and Croda acquisitions will be finalized based on the final determinations of the fair values of certain of the acquired assets and of professional fees relative to the acquisitions. The consolidated financial statements include the operating results of each business from the date of acquisition.

     The unaudited pro forma consolidated statement of operations as if the Imperial and Croda acquisitions had occurred as of the beginning of the perspective periods, would have been as follows for the years ended December 31, 2000 and 1999:

                                                                2000        1999
                                                              --------    --------
Net sales...................................................  $353,979    $353,827
Cost of goods sold..........................................   249,651     247,656
                                                              --------    --------
Gross profit................................................   104,328     106,171
Selling general and administrative expenses.................    82,008      91,870
                                                              --------    --------
Operating income............................................    22,320      14,301
Interest expense, net.......................................    27,790      22,713
Income tax benefit (expense)................................     1,024      (1,940)
                                                              --------    --------
Loss before extraordinary loss..............................    (4,446)    (10,352)
Extraordinary loss, net of tax..............................     4,828       1,055
                                                              ========    ========
Net loss....................................................  $ (9,274)   $(11,407)
                                                              ========    ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            2000          1999
                                                            ----          ----
Raw materials............................................  $16,003       $ 9,920
Work in process..........................................      517           386
Finished goods...........................................   25,891        15,722
                                                           -------       -------
                                                           $42,411       $26,028
                                                           =======       =======

6. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            2000          1999
                                                            ----          ----
Land.....................................................  $ 6,825       $ 5,148
Building and improvements................................   27,032        22,956
Machinery and equipment..................................   50,758        32,018
Furniture and fixtures...................................    3,103         1,121
Construction-in-progress.................................    1,570         2,618
                                                           -------       -------
                                                            89,288        63,861
Less: Accumulated depreciation...........................   18,021        12,336
                                                           -------       -------
                                                           $71,267       $51,525
                                                           =======       =======

7. OTHER ASSETS

     Other assets are summarized as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Covenants not to compete....................................  $1,445   $2,483
Other.......................................................     613      491
                                                              ------   ------
                                                              $2,058   $2,974
                                                              ======   ======

     The Company recorded covenants not to compete of $3.3 million from certain acquisitions during 1999. These covenants are being amortized over the three year term of the agreements. Accumulated amortization related to the covenants was $1,855 and $817, at December 31, 2000 and 1999, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31
                                                             -----------------
                                                              2000      1999
                                                              ----      ----
Interest...................................................  $ 6,213   $ 5,212
Compensations and benefits.................................    6,071     5,816
Other......................................................   10,728     8,786
                                                             -------   -------
                                                             $23,012   $19,814
                                                             =======   =======

9. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                               DECEMBER 31
                                                           -------------------
                                                             2000       1999
                                                             ----       ----
11 7/8% Senior Subordinated Notes due 2010, net of
  unamortized discount...................................  $149,012   $     --
9 1/2% Senior Subordinated Notes due 2007................        --    125,000
Credit facilities........................................    93,376     28,103
Acquisition notes payable................................       700      1,900
                                                           --------   --------
                                                            243,088    155,003
Less: Current maturities.................................    26,076     29,303
                                                           --------   --------
                                                           $217,012   $125,700
                                                           ========   ========

Senior Subordinated Notes

     The change of controlling stockholder of the Company, on December 30, 1999, constituted a change of control under the terms of the indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2007 (9 1/2% Notes) and, as a result, the Company was required to make an offer to purchase for cash any and all of its outstanding $125.0 million principal amount of 9 1/2% Notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. On March 6, 2000, the entire $125.0 million principal amount of 9 1/2% Notes was repurchased for an aggregate purchase price of $127.4 million which was financed with borrowings under the Company's credit facilities. In connection with the repurchase transaction, the Company recognized an extraordinary loss of $4.8 million, net of tax benefit of $3.2 million resulting from the 1% premium paid at repurchase and the write-off of approximately $3.5 million of unamortized deferred financing costs.

     On March 29, 2000, the Company completed a private placement issuance of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010 (the offering). The offering was made to qualified institutional buyers pursuant to Rule 144A of the Securities and Exchange Commission (SEC) and outside the United States in accordance with Regulation S under the Securities Act of 1933. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the SEC. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At December 31, 2000 the unamortized discount is $0.9 million.

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

     The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt and are guaranteed by the Company's wholly-owned domestic subsidiaries -- (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several.

     The indenture under which the Notes were issued contains certain covenants that, among other things, limit the Company from incurring other indebtedness, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), and making certain asset sales.

Credit Facilities

     On December 30, 1999, the Company repaid all outstanding amounts under its former credit facility and entered into a new credit agreement (Credit Agreement) providing for aggregate borrowings of $200.0 million. The Credit Agreement included (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $1.5 million), (2) a $75.0 million term loan (Term Loan A) and (3) a $75.0 million term loan (Term Loan B) for, among other uses, working capital purposes and to fund acquisitions.

     On March 29, 2000, upon completion of the issuance of the Notes and repayment of amounts outstanding under Term Loan A, Term Loan B and the Credit Facility, Term Loan B was terminated and the aggregate borrowings under the Credit Agreement were reduced from $200.0 million to $125.0 million.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. The Company has a letter of credit for GBP 2.5 million ($3.7 million) outstanding relative to contingent consideration to be paid in 2001 to Croda International Plc based on the performance of certain of the acquired operations. The letter of credit expires on March 15, 2001. The Company's Singapore-based sales office has a facility providing for borrowings up to SG $1.9 million ($1.1 million) and secured by a SG $1.9 million letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2000, approximately $1.0 million was drawn on the facility. At December 31, 2000, the Company had $17.4 million outstanding and $27.9 million in available borrowings under the Credit Facility (net of outstanding letters of credit).

     Term Loan A is payable in quarterly principal installments based on a percentage of the aggregate principal balance outstanding, as defined in the Credit Agreement, beginning September 30, 2001 through

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

December 30, 2005. At December 31, 2000, the Company had $75.0 million drawn under Term Loan A which was used for current year acquisitions.

     At the Company's election, amounts outstanding under the Credit Facility and Term Loan A bear interest, payable quarterly, at either the higher of the bank's prime rate (9.50% at December 31, 2000) or the Federal Funds rate plus
 1/2 of 1.00%, plus 0.75% to 1.5%, or LIBOR (6.55% at December 31, 2000) plus
1.75%% to 2.50%. The variable spread to the prime rate or LIBOR is determined by the Company's ratios of total debt to earnings before income taxes, interest, depreciation and amortization expense (EBITDA).

     The Credit Agreement contains covenants that, among other things, restrict the ability to incur additional indebtedness, dispose of assets, repay or amend other indebtedness, pay dividends, or make other changes in the business conducted by the Company or its subsidiaries. In addition the Credit Agreement requires compliance with specific financial ratios and tests, as defined in the Credit Agreement. All covenants were met at December 31, 2000. The Credit Facility and term loan are collateralized by substantially all assets of the Company and pledged by the common stock of the Company's subsidiaries.

Acquisition Notes Payable

     In connection with an acquisition in June 1998, the Company issued notes payable to the former owners aggregating $2.8 million, of which $1.8 million was payable in two annual installments of $0.9 million, and a $1.0 million note payable that has a maturity date of June 30, 2003. Both notes accrue interest at a rate of 8.5% payable on each June 30. At December 31, 2000, $0.7 million was outstanding under the notes payable.

Annual Maturities

     Annual maturities of the Company's long-term debt are as follows at December 31, 2000:

2001........................................................  $ 26,076
2002........................................................    15,200
2003........................................................    15,300
2004........................................................    18,750
2005........................................................    18,750
2006 and thereafter.........................................   149,012
                                                              --------
                                                              $243,088
                                                              ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES

     The components of the provision for income taxes are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                          2000       1999      1998
                                                          ----       ----      ----
Current income taxes:
  Federal............................................    $ 1,707    $3,417    $  979
  State..............................................        359       601       205
  Foreign............................................        180        --       207
                                                         -------    ------    ------
                                                           2,246     4,018     1,391
Deferred income taxes................................       (828)      200     2,103
                                                         -------    ------    ------
                                                           1,418     4,218     3,494
Extraordinary items..................................     (3,219)     (703)     (118)
                                                         -------    ------    ------
Income taxes.........................................    $(1,801)   $3,515    $3,376
                                                         =======    ======    ======

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                         2000       1999       1998
                                                         ----       ----       ----
Income taxes at federal statutory rate..............    $(2,538)   $(1,523)   $1,663
State taxes (benefits), net of federal benefit......       (230)       359       358
Foreign income taxes................................        180         --       207
Increase (decrease) in valuation allowance..........         --         --      (400)
Non-deductible amortization of goodwill.............        696        487       596
Non-deductible stock compensation expense...........         --      4,151       124
Other...............................................         91         41       828
                                                        -------    -------    ------
Income tax (benefits) at the effective rate.........    $(1,801)   $ 3,515    $3,376
                                                        =======    =======    ======

     Stock compensation expense represents the tax impact of non-deductible stock compensation expense recognized by the Company. The significant increase in 1999 is due primarily to the accelerated vesting of incentive units as a result of the sale of equity by the Parent Partnership.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31
                                                               ------------------
                                                                2000       1999
                                                                ----       ----
Deferred tax assets:
  Allowance for doubtful accounts..........................    $   361    $   366
  Inventory obsolescence reserve...........................        419        372
  Inventory capitalization.................................          2         --
  Accrued expenses.........................................        792        421
  Deferred financing costs.................................        241        310
  Other....................................................      1,001        259
                                                               -------    -------
Deferred tax assets........................................      2,816      1,728
Deferred tax liabilities:
  Accelerated depreciation.................................     (2,486)    (2,562)
  Inventory capitalization.................................         --        (42)
  Amortization of goodwill.................................       (751)      (623)
  Other....................................................       (250)        --
                                                               -------    -------
Deferred tax liabilities...................................     (3,487)    (3,227)
                                                               -------    -------
Net deferred tax liability.................................    $  (671)   $(1,499)
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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. RETIREMENT PLANS (CONTINUED)
     The following tables set forth the Company's two defined benefit plans:

                                                               2000      1999
                                                               ----      ----
Change in projected benefit obligations
  Projected benefit obligation at beginning of year.........  $1,892    $1,965
  Service cost..............................................      71        88
  Interest cost.............................................     138       129
  Actuarial (gains) losses..................................      31      (182)
  Benefits paid.............................................    (110)     (108)
                                                              ------    ------
  Projected benefit obligation at end of year...............  $2,022    $1,892
                                                              ======    ======
Change in plan assets
  Fair value of plan assets at beginning of year............  $2,031    $1,621
  Actual return on plan assets..............................     477       443
  Company contributions.....................................      --        75
  Benefits paid.............................................    (110)     (108)
                                                              ------    ------
  Fair value of plan assets at end of year..................  $2,398    $2,031
                                                              ======    ======
Funded status
  Funded status.............................................  $  376    $  139
  Unrecognized net actuarial (gain) loss....................    (260)     (243)
                                                              ------    ------
  Prepaid (Accrued) benefit cost............................  $  116    $ (104)
                                                              ======    ======
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid (Accrued) benefit liability.......................  $  116    $ (104)
                                                              ======    ======
Weighted-average assumptions as of December 31
  Discount rate.............................................     7.5%      7.5%
  Expected return on plan assets............................    10.0%       10%
  Rate of compensation increase.............................     4.5%      4.5%

                                                     2000      1999      1998
                                                     ----      ----      ----
Components of net periodic benefit cost:
  Service cost.....................................  $  71     $  88     $ 121
  Interest cost....................................    138       129       123
  Expected return on plan assets...................   (203)     (160)     (174)
                                                     -----     -----     -----
  Net periodic benefit cost........................  $   6     $  57     $  70
                                                     =====     =====     =====

     The Company sponsored several defined contribution savings plans (IRS qualified 401(k) plans) for employees of their U.S. based subsidiaries. Participation in the plans is available to all salaried and hourly employees of the Company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense under these plans of $1,177, $1,042 and $1,020 for the periods ended December 31, 2000, 1999 and 1998, respectively.

     No significant Company sponsored employee savings plans were provided to non-U.S. employees during 2000, 1999 or 1998.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. MANAGEMENT INCENTIVE PLANS AND NOTES RECEIVABLE

     The Company has implemented certain management incentive plans.

Stock Option Plan

     On December 29, 1999, the Company adopted its Sovereign Specialty Chemicals, Inc. Stock Option Plan (the Plan), which provides incentives to key employees and directors (including nonemployee directors) of the Company by granting them nonqualified stock options of up to 240,713 shares of the Company's common stock. The Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom options will be granted, the number of options, and other terms and conditions of the options. Options are granted at not less than the fair value on the date of grant. Options granted from the Plan are subject to a five year vesting period and expire ten years from the date of grant. Options available for grant are 71,913 at December 31, 2000. Options to date have been granted only to employees. At December 31, 2000, 31,110 options were exercisable by employees. No options have been exercised at December 31, 2000.

     The Company has stock options outstanding as follows:

                                                                       EXERCISE
                                                             OPTIONS     PRICE
                                                             -------   --------
Balance at January 1, 1999.................................       --         --
Granted....................................................  153,050   $ 129.50
Forfeitures................................................       --         --
                                                             -------   --------
Balance at December 31, 1999...............................  153,050   $ 129.50
                                                             -------   --------
Granted....................................................   25,250   $ 129.50
Forfeitures................................................   (9,500)  $ 129.50
                                                             -------   --------
Balance at December 31, 2000...............................  168,800   $ 129.50
                                                             =======   ========

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the options under the Company's Plan. Accordingly, compensation expense has only been recognized for options with an exercise price below the market value at the date of grant. Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for non-public companies), pro forma net income would have been approximately $0.6 million lower than the net income reported in the statement of operations for the year ended December 31, 2000.

     The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rates ranging from 6.4% to 6.8% and expected award lives of 5 years for 2000. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

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

purchase up to 20,000 shares of common stock of the Company. The compensation committee of the Board of Directors administered the plan. The plan terminated on April 30, 2000. The Company's employees purchased 7,045 Class A common shares.

Stock Incentive Pool

     The Former Parent Partnership established a Stock Incentive Pool in order to provide incentives to employees and directors (including nonemployee directors) of the Company and its subsidiaries by granting them ownership awards in the form of Parent Partnership units and common stock of its general partner. The Stock Incentive Pool awards were allocated by the Compensation Committee of the Board of Directors of the Company. An award granted from the Stock Incentive Pool was subject to time and performance vesting. The Company recognized stock compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of $864 and $408 for the years ended December 31, 1999 and 1998. The change in controlling stockholder on December 30, 1999, constituted a change in control under the securities agreements governing the Stock Incentive Pool. As a result all units and stock issued under the plan immediately vested on December 30, 1999. The Company recognized stock compensation expense for the excess of the fair market value of the units and common stock over the purchase price in the amount of approximately $11.3 million. This expense was classified in special charges in our statement of operations. The Stock Incentive Pool was terminated on December 30, 1999.

Long-Term Incentive Plan

     The Former Parent Partnership established a Long-Term Incentive Plan to provide long-term incentive awards to nonunion employees (excluding most executives who participated directly in the Stock Incentive Pool). In connection with the December 30, 1999 sale of the Company's common stock by the Parent Partnership, the Board of Directors determined that $1.5 million of cash should be distributed to eligible employees. This value was contributed to the Company from the Parent Partnership's net proceeds on December 30, 1999. The Company recognized stock compensation expense for the value of the pool at December 30, 1999 of $1.5 million which was classified in special changes in our statement of operations. The $1.5 million was paid to eligible employees in the first quarter of 2000.

Management Notes Receivable

     Certain members of management borrowed from the Parent Partnership a portion of the purchase price for their units in the Parent Partnership. In 1998, the Parent Partnership contributed those notes receivable to the Company as an equity contribution. The amount contributed was approximately $2.8 million. The notes receivable were collateralized by the Parent Partnership units, and as such, the balance had been reflected as a reduction of the Company's stockholder's equity. Upon the change of controlling stockholder of the Company on December 30, 1999, the balance of management loans of approximately $2.5 million were repaid by certain members of management from their net sale proceeds.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. OPERATING LEASES

     The Company leases buildings, machinery and equipment under operating leases, which expire on various dates through 2010. Rent expense for all operating leases was $873, $530 and $637 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows:

2001........................................................  $ 1,140
2002........................................................    1,075
2003........................................................      947
2004........................................................      849
2005........................................................      810
2006 and thereafter.........................................    6,471
                                                              -------
                                                              $11,292
                                                              =======

14. CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                   DECEMBER 31
                                                               -------------------
                                                                2000         1999
                                                                ----         ----
Buildings..................................................    $1,912       $1,912
Machinery and equipment....................................       416          298
                                                               ------       ------
                                                                2,328        2,210
Less: Accumulated depreciation.............................       648          539
                                                               ------       ------
                                                               $1,680       $1,671
                                                               ======       ======

     Future minimum lease payments under capital leases at December 31, 2000, together with the present value of the minimum lease payments are as follows:

2001........................................................  $  818
2002........................................................     794
2003........................................................     717
2004........................................................     676
2005........................................................     737
2006 and thereafter.........................................   1,857
                                                              ------
Total minimum payments......................................   5,599
Less: Amounts representing interest.........................   2,054
                                                              ------
Present value of minimum payments...........................   3,545
Less: Current portion.......................................     325
                                                              ------
Total long-term portion.....................................  $3,220
                                                              ======

15. ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state, local, and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of solid and hazardous wastes, the remediation of contamination, and otherwise relating to health, safety, and protection of the environment. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of clean up, and for certain damages resulting from past spills, disposals, or other

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. ENVIRONMENTAL MATTERS (CONTINUED)

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

     The Company has negotiated contractual indemnifications from previous owners of acquired businesses, which, supplemented by commercial insurance coverage designed for each acquisition, is currently expected to adequately address a substantial portion of known and foreseeable environmental liabilities. At December 31, 2000, the Company had accrued reserves relating to environmental matters of approximately $0.2 million. The liabilities are included in the balance sheet as "other current liabilities" and represent known environmental liabilities for which the Company has been indemnified. Management estimates that it will incur approximately $0.2 million of these indemnified liabilities in 2001. The Company does not currently believe that potential additional expenses for environmental liabilities will have a material adverse effect on the financial condition or results of operations of the Company.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998:

                                                  2000          1999          1998
                                                  ----          ----          ----
Cash paid for:
  Interest.....................................  $19,120       $13,427       $13,675
  Income taxes.................................      592         3,544        2,223
Supplemental disclosure of non-cash activity:
  Debt issued for capital leased assets........       --           193           --

17. EXTRAORDINARY LOSSES

     On March 6, 2000, the Company repurchased its $125.0 million 9 1/2 Notes for an aggregate purchase price of $127.4 million. The transaction was financed through borrowings from the Company's Credit Facility. In connection with this transaction, the Company recognized an extraordinary loss of $4.8 million, net of an income tax benefit of $3.2 million. The extraordinary loss resulted from a 1% premium on the repurchase of the 9 1/2% Notes and the write-off of unamortized deferred financing costs related to the 9 1/2% Notes.

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

18. SPECIAL CHARGES

     As a result of the change of controlling stockholder of the Company on December 30, 1999, the Company incurred incremental expenses totalling $14.2 million, consisting of $11.3 million in stock compensation expense related to accelerated vesting of incentive equity awards previously issued to certain members of management, $1.5 million in compensation expense related to a disbursement made to employees under the

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SPECIAL CHARGES (CONTINUED)

Long-Term Incentive Plan, $0.8 million in cash bonuses related to the transaction and $0.6 million in legal, accounting and other fees.

19. SUBSEQUENT EVENTS

Amendment to Credit Agreement

     On January 26, 2001 the Company completed an amendment to its Credit Agreement which amended certain financial covenants beginning with the quarter ended December 31, 2000 and increased the applicable interest rate margin by 25 basis points. Although the amendments were made effective for the quarter ended December 31, 2000, the Company was in compliance with the financial covenants in place prior to the amendments.

Payment of Acquisition Related Contingent Consideration

     On February 8, 2001, the Company paid $2.8 million in additional consideration to Croda International Plc relative to the results of operations of certain of the businesses acquired in its October 31, 2000 acquisition. Upon payment of the additional consideration, the GBP 2.5 million ($3.7 million) letter of credit was terminated.

20. SELECTED QUARTERLY DATA

                                                                      QUARTER
                                                     -----------------------------------------
                                                      FIRST     SECOND      THIRD      FOURTH
                                                     -------    -------    -------    --------
2000
Net sales..........................................  $62,089    $65,274    $63,363    $ 75,107
Operating income...................................    6,334      6,929      5,719       2,876
Income (loss) before extraordinary loss............      937        827        117      (2,717)
Income (loss)......................................   (3,891)       827        117      (2,717)
1999
Net sales..........................................  $57,144    $64,745    $64,584    $ 56,800
Operating income (loss)............................    5,948      8,122      7,653      (9,368)
Income (loss) before extraordinary loss............    1,380      1,839      1,891     (12,049)
Income (loss)......................................    1,380      1,839      1,891     (13,104)

     Net sales for each period has been restated in accordance with EITF 00-10 (see Note 3). Fourth quarter 1999 results include the full impact of the $14.2 million special charges resulting from the change of controlling stockholder of the Company. See Note 18.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 2000, 1999 and 1998, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

     The following sets forth the financial data at December 31, 2000 and for the year then ended.

                                          GUARANTOR
                                         SUBSIDIARIES
                                         ------------   NON-GUARANTOR
                                         THE COMPANY    SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                         ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $249,488         16,345      $     --    $      --     $265,833
Cost of goods sold.....................     176,055         10,338            --           --      186,393
                                           --------        -------      --------    ---------     --------
Gross profit...........................      73,433          6,007            --           --       79,440
Selling, general, and administrative
  expenses.............................      46,994          4,316         6,272           --       57,582
                                           --------        -------      --------    ---------     --------
Operating income.......................      26,439          1,691        (6,272)          --       21,858
Equity in undistributed earnings of
  subsidiaries.........................          --             --           537         (537)          --
Interest expense, net..................      18,106            346         2,824           --       21,276
                                           --------        -------      --------    ---------     --------
Income (loss) before income taxes and
  extraordinary loss...................    $  8,333          1,345      $ (8,559)   $    (537)    $    582
BALANCE SHEET DATA:
Assets:
Current assets.........................    $114,308         22,807      $ 35,797    $ (58,008)    $114,904
Property, plant and equipment, net.....      59,927         11,137           203           --       71,267
Goodwill, net..........................     152,680          4,217            --           --      156,897
Deferred financing costs, net..........       9,752             --           151           --        9,903
Other assets...........................       2,537            264       267,595     (268,338)       2,058
                                           --------        -------      --------    ---------     --------
Total assets...........................    $339,204         38,425      $303,746    $(326,346)    $355,029
Liabilities and stockholders' equity:
Current liabilities....................    $ 74,255         25,956        37,708      (58,008)    $ 79,911
Long-term liabilities..................     222,856             --       216,512     (215,512)     223,856
Total stockholders' equity.............      42,093         12,469        49,526      (52,826)      51,262
                                           --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity...............................    $339,204         38,425      $303,746    $(326,346)    $355,029

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION (CONTINUED)

                                          GUARANTOR
                                         SUBSIDIARIES
                                         ------------   NON-GUARANTOR
                                         THE COMPANY    SUBSIDIARIES    PARENT    ELIMINATIONS     TOTAL
                                         ------------   -------------   -------   ------------   ---------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss)......................   $     796         1,104       $(7,027)     $(537)      $  (5,664)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization........      13,265           286            55         --          13,606
  Deferred income taxes................        (546)           --          (283)                      (828)
  Amortization of deferred financing
     costs.............................       1,356            --            --         --            1356
  Extraordinary losses.................       4,828            --            --         --           4,828
  Changes in operating assets and
     liabilities (net of effect of
     acquired companies)...............        (530)       (1,111)         (502)        --          (2,144)
                                          ---------        ------       -------      -----       ---------
Net cash provided by operating
  activities...........................      19,169           279        (7,757)      (537)         11,154
INVESTING ACTIVITIES
Acquisition of business, net of
  acquired cash........................     (96,801)        1,994            --                    (94,807)
Purchase of property, plant, and
  equipment............................      (4,332)         (205)         (259)        --          (4,796)
                                          ---------        ------       -------      -----       ---------
Net cash used in investing
  activities...........................    (101,133)        1,789          (259)        --         (99,603)
FINANCING ACTIVITIES
Capital contributions..................          --            --           100         --             100
Net proceeds from issuance of long term
  debt.................................     148,932            --            --         --         148,932
Net proceeds from revolving credit
  facilities...........................      66,533          (181)       (1,000)        --          65,352
Deferred financing costs...............      (7,043)           --            --         --          (7,043)
Payments on acquisition notes
  payable..............................      (1,200)           --            --         --          (1,200)
Payments on capital lease
  obligations..........................        (272)           --            --         --            (272)
Payments on long term debt.............    (126,250)           --            --         --        (126,250)
                                          ---------        ------       -------      -----       ---------
Net cash provided by financing
  activities...........................      80,700          (181)         (900)        --          79,619
Effect of exchange rate changes on
  cash.................................        (333)           58           108         --            (167)
                                          ---------        ------       -------      -----       ---------
Net increase (decrease) in cash and
  cash equivalents.....................      (1,597)        1,945        (8,808)      (537)         (8,997)
Cash and cash equivalents at beginning
  of year..............................       6,297           336        10,372         --          17,005
                                          ---------        ------       -------      -----       ---------
Cash and cash equivalents at end of
  year.................................   $   4,700        $2,281       $ 1,564      $(537)      $   8,008
                                          =========        ======       =======      =====       =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION (CONTINUED)

     The following sets forth the financial data at December 31, 1999 and for the year then ended.

                                          GUARANTOR
                                         SUBSIDIARIES
                                         ------------   NON-GUARANTOR
                                         THE COMPANY    SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                         ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $233,659        $ 9,614      $     --    $      --     $243,273
Cost of goods sold.....................     160,868          6,747           800           --      168,415
                                           --------        -------      --------    ---------     --------
Gross profit (loss)....................      72,791          2,867          (800)          --       74,858
Selling, general, and administrative
  expenses.............................      42,674          2,210        17,619           --       62,503
                                           --------        -------      --------    ---------     --------
Operating income (loss)................      30,117            657       (18,419)          --       12,355
Equity in undistributed earnings.......          --             --         7,585       (7,585)          --
Interest expense, net..................      14,304            149           623           --       15,076
                                           --------        -------      --------    ---------     --------
Income (loss) before income taxes and
  extraordinary loss...................    $ 15,813        $   508      $(11,457)   $  (7,585)    $ (2,721)
                                           --------        -------      --------    ---------     --------
BALANCE SHEET DATA:
Assets:
Current assets.........................    $ 77,378        $ 6,016      $ 40,672    $ (37,894)    $ 86,172
Property, plant and equipment, net.....      50,462          1,063            --           --       51,525
Goodwill, net..........................     106,157             --            --           --      106,157
Deferred financing costs, net..........       6,970             --         4,041           --       11,011
Other assets...........................       3,156             96       180,377     (180,655)       2,974
                                           --------        -------      --------    ---------     --------
Total assets...........................    $244,123        $ 7,175      $225,090    $(218,549)    $257,839
                                           ========        =======      ========    =========     ========
Liabilities and stockholders' equity:
Current liabilities....................    $ 57,591          6,062        43,161      (37,953)    $ 68,861
Long-term liabilities..................     132,002             --       125,360     (125,000)     132,362
Total stockholders' equity.............      54,530          1,113        56,569      (55,596)      56,616
                                           --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity...............................    $244,123        $ 7,175      $225,090    $(218,549)    $257,839
                                           ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION (CONTINUED)

                                           GUARANTOR
                                          SUBSIDIARIES
                                          ------------   NON-GUARANTOR
                                          THE COMPANY    SUBSIDIARIES    PARENT    ELIMINATIONS    TOTAL
                                          ------------   -------------   -------   ------------   --------
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss).......................    $  7,117        $   463      $(7,989)    $(7,585)     $ (7,994)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........      10,836            129           --          --        10,965
  Deferred income taxes.................        (557)            --          757          --           200
  Compensation expense on management
     incentive plan.....................          --             --       13,746          --        13,746
  Amortization of deferred financing
     costs..............................       1,185             --           --          --         1,185
  Extraordinary losses..................       1,055             --           --          --         1,055
  Changes in operating assets and
     liabilities (net of effect of
     acquired companies)................      (4,421)          (323)      (3,462)         --        (8,206)
                                            --------        -------      -------     -------      --------
Net cash provided by operating
  activities............................      15,215            269        3,052      (7,585)       10,951
INVESTING ACTIVITIES
Acquisition of business, net of acquired
  cash..................................          --             --      (15,769)         --       (15,769)
Purchase of property, plant and
  equipment.............................      (5,908)          (372)          --          --        (6,280)
                                            --------        -------      -------     -------      --------
Net cash used in investing activities...      (5,908)          (372)     (15,769)         --       (22,049)
FINANCING ACTIVITIES
Capital contributions...................          --             --           55          --            55
Net proceeds from revolving credit
  facilities............................          --            201       27,000          --        27,201
Deferred financing costs................          --             --       (4,041)         --        (4,041)
Payments on acquisition notes payable...        (900)            --           --          --          (900)
Payments on capital lease obligations...        (194)            --           --          --          (194)
                                            --------        -------      -------     -------      --------
Net cash provided by (used in) financing
  activities............................      (1,094)           201       23,014          --        22,121
Effect of exchange rate changes on
  cash..................................         221           (102)          --          --           119
                                            --------        -------      -------     -------      --------
Net increase (decrease) in cash and cash
  equivalents...........................       8,434             (4)      10,297      (7,585)       11,142
Cash and cash equivalents at beginning
  of year...............................       5,448            340           75          --         5,863
                                            --------        -------      -------     -------      --------
Cash and cash equivalents at end of
  year..................................    $ 13,882        $   336      $10,372     $(7,585)     $ 17,005
                                            ========        =======      =======     =======      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION (CONTINUED)
     The following sets forth the financial data at December 31, 1998 and for the year then ended. For purposes of this disclosure, the results of operations for Mercer for the period ended April 21, 1998 (date of disposition) are separately reported.

                                GUARANTOR SUBSIDIARIES
                                -----------------------   NON-GUARANTOR
                                THE COMPANY     MERCER    SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                ------------   --------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................    $201,631     $ 7,218       $ 7,128      $     --     $     --     $215,977
Cost of goods sold............     138,639       4,700         5,342            --           --      148,681
                                  --------     -------       -------      --------     --------     --------
Gross profit..................      62,992       2,518         1,786            --           --       67,296
Selling, general, and
  administrative expenses.....      40,078       1,439         1,885         3,016           --       46,418
                                  --------     -------       -------      --------     --------     --------
Operating income (loss).......      22,914       1,079           (99)       (3,016)          --       20,878
Equity in Undistributed
  earnings....................          --          --            --         3,474       (3,474)          --
Interest expense, net.........      13,911         840           154          (193)          --       14,712
Loss on sale of business......          --          --            --         1,025           --        1,025
                                  --------     -------       -------      --------     --------     --------
Income (loss) before income
  taxes and extraordinary
  losses......................    $  9,003     $   239       $  (253)     $   (374)    $ (3,474)    $  5,141
                                  ========     =======       =======      ========     ========     ========
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss).............    $  3,730     $   238       $  (253)     $  1,230     $ (3,474)    $  1,471
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
  Depreciation and
     amortization.............       8,613         422           356            86           --        9,477
  Deferred income taxes.......       1,754          --            --           271           --        2,025
  Loss on sale of business....          --          --            --         1,025           --        1,025
  Compensation expense on
     management incentive
     plan.....................          --          --            --           408           --          408
  Amortization of deferred
     financing costs..........       1,129          84            --            --           --        1,213
  Extraordinary losses........         176          --            --            --           --          176
  Changes in operating assets
     and liabilities (net of
     effect of acquired
     companies)...............     (10,523)     (1,021)           33         9,334           --       (2,177)
                                  --------     -------       -------      --------     --------     --------
Net cash provided by (used in)
  operating activities........       4,879        (277)          136        12,354       (3,474)      13,618

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. OTHER FINANCIAL INFORMATION (CONTINUED)

                                GUARANTOR SUBSIDIARIES
                                -----------------------   NON-GUARANTOR
                                THE COMPANY     MERCER    SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                ------------   --------   -------------   --------   ------------   --------
INVESTING ACTIVITIES
Acquisition, disposition of
  businesses, net (net of
  acquired cash)..............          36         (36)           --        20,219           --       20,219
Purchase of property, plant,
  and equipment...............      (3,960)       (188)         (324)           --           --       (4,472)
                                  --------     -------       -------      --------     --------     --------
Net cash provided by (used in)
  investing activities........      (3,924)       (224)         (324)       20,219           --       15,747
FINANCING ACTIVITIES
Capital contributions.........         230          --            --                                     230
Net proceeds from revolving
  credit facilities...........          --          --           338           (29)          --          309
Deferred financing costs......        (282)         --            --            --           --         (282)
Payments on long-term debt....          --          --            --       (30,081)                  (30,081)
Payments on capital lease
  obligations.................        (122)         --            --            --           --         (122)
                                  --------     -------       -------      --------     --------     --------
Net cash (used in) provided by
  financings activities.......        (174)         --           338       (30,110)          --      (29,946)
Effect of exchange rate
  changes on cash.............          31          --            --            --           --           31
                                  --------     -------       -------      --------     --------     --------
Net increase decrease in cash
  and cash equivalents........         812        (501)          150         2,463       (3,474)        (550)
Cash and cash equivalents at
  beginning of year...........       4,866         501           190           856           --        6,413
                                  --------     -------       -------      --------     --------     --------
Cash and cash equivalents at
  end of year.................    $  5,678     $    --       $   340      $  3,319     $ (3,474)    $  5,863
                                  ========     =======       =======      ========     ========     ========

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Certificate of Incorporation Sovereign Specialty Chemicals,
           Inc., incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
 3.2       By-Laws of Sovereign Specialty Chemicals, Inc., incorporated by reference to the Company's Registration Statement on Form
           S-8 as filed on January 28, 2000*
 4.1       Amended and Restated Credit Agreement, dated as of April 6,
           2000 among Sovereign Specialty Chemicals, Inc., the
           Guarantors and Merrill Lynch, Pierce, Fenner & Smith
           Incorporated, J.P. Morgan Securities Inc. and the Chase
           Manhattan Bank
 4.1A      Amendment No. 1 and Waiver, dated October 30, 2000, among
           Sovereign Specialty Chemicals, Inc., the Guarantors and
           Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P.
           Morgan Securities Inc. and the Chase Manhattan Bank as filed on Form 8-K/A as filed on November 14, 2000*
 4.1B      Amendment No. 2, dated January 26, 2001, among Sovereign
           Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
           Inc. and the Chase Manhattan Bank
 4.2       Amended and Restated Shareholders Agreement, dated May 12,
           2000 between and among Sovereign Specialty Chemicals, Inc.,
           SSCI Investors LLC and the Shareholders listed on Schedule I thereto, incorporated by reference to the Company's
           Registration Statement on Form S-4 as filed on May 12, 2000
           (Registration No. 333-36898)*
 4.3       Amended and Restated Shareholders Agreement, dated December
           14, 1999, by and among Sovereign Specialty Chemicals, Inc.
           SSCI Investors LLC, and Sovereign Specialty Chemicals L.P.*
 4.3A      Amendment No. 1 to Amended and Restated Shareholders
           Agreement dated December 14, 1999, by and among Sovereign
           Specialty Chemicals, Inc., SSCI Investors LLC, and Sovereign
           Specialty Chemicals, L.P.*
 4.4       Indenture dated March 29, 2000 among Sovereign Specialty
           Chemicals, Inc., the Guarantors and The Bank of New York, as
           trustee. Incorporated by reference to exhibit 4.4 of the
           Company's Registration Statement on Form S-4 filed on May
           12, 2000 (Registration No. 333-36898)*
 4.5       Forms of 11 7/8% Senior Subordinated Notes due 2010, Series
           A and Series B Notes (contained in Exhibit 4.4 as Exhibit A and B thereto, respectively). Incorporated by reference to exhibit 4.5 of the Company's Registration Statement on Form
           S-4 filed on May 12, 2000 (Registration No. 333-36898)*
 4.6       Form of Guarantee (contained in Exhibit 4.4 as Exhibit A and
           B thereto). Incorporated by reference to exhibit 4.6 of the
           Company's Registration Statement on Form S-4 filed on May
           12, 2000 (Registration No. 333-36898)*

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.7       Registration Rights Agreement dated March 29, 2000 among
           Sovereign Specialty Chemicals, Inc., the Guarantors, J.P.
           Morgan Securities Inc., Merrill Lynch, Pierce Fenner & Smith
           Incorporated and Chase Securities Inc. Incorporated by
           reference to exhibit 4.7 of the Company's Registration
           Statement on Form S-4 filed on May 12, 2000 (Registration
           No. 333-36898)*
 4.8       First Supplemental Indenture dated as of March 22, 2001
           among Sovereign Specialty Chemicals Inc., the Guarantor
           party thereto and the Bank of New York, as trustee
10.1       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Robert B. Covalt
10.1A      First Amendment to Employment Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           January 2, 2000
10.2       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Gerard A. Loftus
10.3       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Peter Longo
10.4       Employment Agreement, dated December 29, 1999 between the
           Sovereign Specialty Chemicals, Inc. and John Fox
10.5       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and John Mellett
10.6       Sovereign Specialty Chemicals, Inc. Management Incentive
           Compensation Plan dated January 1, 2000
10.7       Sovereign Specialty Chemicals, Inc. Stock Option Plan, dated
           December 29, 1999
10.8       Non-qualified Stock Option Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           December 31, 1999
10.8A      First Amendment to Non-qualified Stock Option Agreement
           between Sovereign Specialty Chemicals, Inc. and Robert B.
           Covalt, dated January 4, 2000
10.9       Sovereign Specialty Chemicals, Inc. Employee Stock Purchase
           Plan, incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
10.10      Non-qualified stock option Agreement between Sovereign
           Specialty Chemicals, Inc. and the individuals listed in
           Schedule 1 thereto, dated December 29, 1999
10.14      Asset Purchase Agreement dated March 31, 1996 among The
           BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
           and the Parent Partnership*+
10.15      Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*+
10.16      Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*+
10.17      Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company*+
10.20      Stock Purchase Agreement, dated March 5, 1998, by among
           Burke Industries, Inc., Mercer and the Company+*

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.21      Stock Purchase Agreement by and among Mini Crown Funding
           Corp (Buyer), Sovereign Specialty Chemicals, Inc. (Parent),
           Imperial Adhesives Inc. and NS Group Inc. (Seller) as
           amended dated October 11, 2000. incorporated by reference to the Company's Form 8-K/A dated October 26, 2000*
10.22      Business and Share Agreement for the sale of a Specialty
           Adhesives business dated October 31, 2000, among Croda
           Holdings LLC, Croda Adhesives do Brasil Ltda, and Sovereign
           Specialty Chemicals, Inc. incorporated by reference to the
           Company's Form 8-K/A dated November 14, 2000*
21.1       Subsidiaries of the Company and the Guarantors
23.2       Consent of Ernst & Young LLP (independent auditors)
99.1       Cautionary Statements For Purposes of "Safe Harbor"
           Provisions of Securities Reform Act of 1995

-------------------------
+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.