Form 10-Q
period 2001-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2001-05-15
CIK 1048914

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

                 For the quarterly period ended March 31, 2001

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 2001 (Unaudited)
  and December 31, 2000.....................................       1
Consolidated Statements of Operations for the three months
  ended March 31, 2001
  and 2000 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2001 and 2000 (Unaudited).................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................       6
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      11
Signatures..................................................      12

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2001            2000
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,462        $  8,008
  Accounts receivable, net..................................       61,470          54,447
  Inventories...............................................       41,521          42,411
  Deferred income taxes.....................................        2,008           2,008
  Other current assets......................................        4,563           8,030
                                                                 --------        --------
Total current assets........................................      113,024         114,904
Property, plant, and equipment, net.........................       70,533          71,267
Goodwill, net...............................................      155,078         156,897
Deferred financing costs, net...............................        9,891           9,903
Other assets................................................        2,352           2,058
                                                                 --------        --------
Total assets................................................     $350,878        $355,029
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 40,584        $ 30,249
  Accrued expenses..........................................       16,196          23,012
  Other current liabilities.................................          236             249
  Current portion of long-term debt.........................       25,932          26,076
  Current portion of capital lease obligations..............          323             325
                                                                 --------        --------
Total current liabilities...................................       83,271          79,911
Long-term debt, less current portion........................      213,284         217,012
Capital lease obligations, less current portion.............        3,163           3,220
Deferred income taxes.......................................        2,679           2,679
Other long-term liabilities.................................          944             945
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,436,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       63,678          63,678
Accumulated deficit.........................................      (15,813)        (12,709)
Cumulative translation adjustments..........................         (350)            271
                                                                 --------        --------
Total stockholders' equity..................................       47,537          51,262
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $350,878        $355,029
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2001    MARCH 31, 2000
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
Net sales...................................................       $ 88,877          $62,089
Cost of goods sold..........................................         64,795           42,579
                                                                   --------          -------
Gross profit................................................         24,082           19,510
Selling, general and administrative expenses................         19,485           13,176
                                                                   --------          -------
Operating income............................................          4,597            6,334
Interest expense, net.......................................          6,973            4,176
                                                                   --------          -------
Income (loss) before income taxes and extraordinary loss....         (2,376)           2,158
Income taxes................................................            728            1,221
                                                                   --------          -------
Income (loss) before extraordinary loss.....................         (3,104)             937
Extraordinary loss, net of income tax benefit...............             --           (4,828)
                                                                   --------          -------
Net loss....................................................       $ (3,104)         $(3,891)
                                                                   ========          =======

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2001    MARCH 31, 2000
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................      $  (3,104)         $ (3,891)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................          4,699             3,076
  Amortization of deferred financing costs..................            344               351
  Extraordinary loss........................................             --             4,828
  Changes in operating assets and liabilities:
     Accounts receivable....................................         (6,224)           (3,917)
     Inventories............................................            603            (1,081)
     Prepaid expenses and other assets......................          1,523            (2,537)
     Accounts payable and other liabilities.................          6,852            (7,389)
                                                                  ---------          --------
Net cash provided by (used in) operating activities.........          4,693           (10,560)
INVESTING ACTIVITIES
Acquisition of business.....................................         (3,444)               --
Purchase of property, plant and equipment...................         (1,824)             (780)
                                                                  ---------          --------
Net cash used in investing activities.......................         (5,268)             (780)
FINANCING ACTIVITIES
Payments on long-term debt..................................             --          (126,250)
Proceeds from issuance of long-term debt....................             --           148,932
Payments for deferred financing costs.......................           (332)           (5,773)
Payments on capital lease obligations.......................            (60)              (59)
Proceeds from revolving credit facilities...................          6,107           134,000
Payments on revolving credit facilities.....................        (10,000)         (147,000)
                                                                  ---------          --------
Net cash provided by (used in) financing activities.........         (4,285)            3,851
Effect of exchange rate changes on cash.....................            314               (32)
                                                                  ---------          --------
Net decrease in cash and cash equivalents...................         (4,546)           (7,522)
Cash and cash equivalents at beginning of period............          8,008            17,005
                                                                  ---------          --------
Cash and cash equivalents at end of period..................      $   3,462          $  9,483
                                                                  =========          ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended March 31, 2001 and 2000, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment. The Company operates in the adhesives sealants and coatings segment of the specialty chemicals industry.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

  NEW ACCOUNTING STANDARDS

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 issued June 1999, and amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An amendment to FASB Statement 133 issued June 2000). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. The Company does not currently use derivative instruments to manage market risk. Accordingly, the adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or its financial position.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                             (Dollars in Thousands)

2. INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
Raw Materials......................................     $15,488       $16,003
Work in process....................................         932           517
Finished Goods.....................................      25,101        25,891
                                                        -------       -------
                                                        $41,521       $42,411
                                                        =======       =======

3. COMPREHENSIVE LOSS

     For the three months ended March 31, 2001 and 2000, respectively, the calculation of comprehensive loss is as follows:

                                                            2001       2000
                                                           -------    -------
Net loss as reported...................................    $(3,104)   $(3,891)
Foreign currency translation adjustments...............       (620)      (110)
                                                           -------    -------
Comprehensive loss.....................................    $(3,724)   $(4,001)
                                                           =======    =======

4. AMENDMENT TO CREDIT AGREEMENTS

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

5. BUSINESS COMBINATIONS

     On February 8, 2001, the Company paid $2.8 million in additional consideration to Croda International Plc relative to the results of operations of certain of the businesses acquired in its October 31, 2000 acquisition. Upon payment of the additional consideration, a GBP 2.5 million ($3.7 million) letter of credit was terminated. The Company had accrued for the $2.8 million as part of the acquisition cost at December 31, 2000.

     The Company recognized $0.6 million in additional transaction costs relative to its acquisition of certain assets of the global specialty adhesives and coatings business of Croda International Plc. These costs were included as part of the purchase price and recognized as additional goodwill.

6. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of March 31, 2001 and 2000, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE FINANCIAL DATA AT MARCH 31, 2001 AND FOR THE THREE MONTHS THEN ENDED.

                                                  GUARANTOR
                                                 SUBSIDIARIES
                                                     THE        NON-GUARANTOR
                                                   COMPANY      SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                                 ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................................     $ 78,639        $10,238      $     --    $      --     $ 88,877
Cost of goods sold............................       57,376          7,419            --           --       64,795
                                                   --------        -------      --------    ---------     --------
Gross profit..................................       21,263          2,819            --           --       24,082
Selling, general and administrative expense...       14,937          2,969         1,579           --       19,485
                                                   --------        -------      --------    ---------     --------
Operating income (loss).......................        6,326           (150)       (1,579)          --        4,597
Equity in undistributed earnings of
  subsidiaries................................           --             --            --           --           --
Interest expense..............................        6,419            384           170           --        6,973
                                                   --------        -------      --------    ---------     --------
Loss before extraordinary items and income
  taxes.......................................     $    (93)       $  (534)     $ (1,749)   $      --     $ (2,376)
                                                   ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Current assets................................     $124,291        $23,130      $ 36,167    $ (70,564)    $113,024
Property plant and equipment, net.............       59,730         10,632           171           --       70,533
Goodwill, net.................................      150,341          4,215           522           --      155,078
Deferred financing costs, net.................        9,427             --           464           --        9,891
Other assets..................................        9,743            864       268,342     (276,597)       2,352
                                                   --------        -------      --------    ---------     --------
Total assets..................................     $353,532        $38,841      $305,666    $(347,161)    $350,878
                                                   ========        =======      ========    =========     ========
Liabilities and Stockholders' Equity:
Current liabilities...........................     $ 80,382        $29,964      $ 44,363    $ (71,438)    $ 83,271
Long-term liabilities.........................      230,155             --       213,528     (223,613)     220,070
Total stockholders' equity....................       42,995          8,877        47,775      (52,110)      47,537
                                                   --------        -------      --------    ---------     --------
Total liabilities and stockholders' equity....     $353,532        $38,841      $305,666    $(347,161)    $350,878
                                                   ========        =======      ========    =========     ========
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net loss......................................     $   (768)       $  (587)     $ (1,749)   $      --     $ (3,104)
Depreciation and amortization.................        4,291            375            33           --        4,699
Amortization of deferred financing costs......          326             --            18           --          344
Changes in operating assets and liabilities...       (1,459)         2,497         1,716           --        2,754
                                                   --------        -------      --------    ---------     --------
Net cash provided by (used in) operating
  activities..................................        2,390          2,285            18           --        4,693
Investing activities:
Acquisition of business.......................       (3,444)            --            --           --       (3,444)
Purchase of property, plant and equipment.....       (1,541)          (283)           --           --       (1,824)
                                                   --------        -------      --------    ---------     --------
Net cash used in investing activities.........       (4,985)          (283)           --           --       (5,268)
Financing activities:
Deferred financing costs......................           --             --          (332)          --         (332)
Payments on capital lease obligations.........          (60)            --            --           --          (60)
Net payments on revolving credit facilities...            3         (2,896)       (1,000)          --       (3,893)
                                                   --------        -------      --------    ---------     --------
Net cash used in financing activities.........          (57)        (2,896)       (1,332)          --       (4,285)
Effect of foreign currency changes on cash....         (255)           569            --           --          314
                                                   --------        -------      --------    ---------     --------
Net decrease in cash and cash equivalents.....       (2,907)          (325)       (1,314)          --       (4,546)
Cash and cash equivalents, beginning of
  period......................................        4,700          2,281         1,564         (537)       8,008
                                                   --------        -------      --------    ---------     --------
Cash and cash equivalents, end of period......     $  1,793        $ 1,956      $    250    $    (537)    $  3,462
                                                   ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE FINANCIAL DATA AT MARCH 31, 2000 AND FOR THE THREE MONTHS THEN ENDED.

                                               GUARANTOR
                                              SUBSIDIARIES   NON-GUARANTOR
                                              THE COMPANY    SUBSIDIARIES     PARENT     ELIMINATIONS     TOTAL
                                              ------------   -------------   ---------   ------------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales..................................     $ 59,790        $ 2,299      $      --    $      --     $  62,089
Cost of goods sold.........................       41,035          1,544             --           --        42,579
                                                --------        -------      ---------    ---------     ---------
Gross profit...............................       18,756            755             --           --        19,510
Selling, general and administrative
  expense..................................       11,429            454          1,294           --        13,176
                                                --------        -------      ---------    ---------     ---------
Operating income (loss)....................        6,033            301         (1,294)          --         6,334
Equity in undistributed earnings of
  Subsidiaries.............................           --             --         (1,071)       1,071            --
Interest expense...........................        2,375             38          1,763           --         4,176
                                                --------        -------      ---------    ---------     ---------
Income (loss) before tax...................     $  1,895        $   263      $  (4,128)   $   1,071     $   2,158
                                                ========        =======      =========    =========     =========
BALANCE SHEET DATA:
Current assets.............................     $ 91,252        $ 3,825      $  44,050    $ (53,168)    $  85,959
Property plant and equipment, net..........       49,433          1,085             --           --        50,518
Goodwill, net..............................      104,687             --             --           --       104,687
Deferred financing costs, net..............           --             --          9,714           --         9,714
Other assets...............................        3,341             79        180,051     (179,584)        3,887
                                                --------        -------      ---------    ---------     ---------
Total assets...............................     $249,776        $ 4,989      $ 233,815    $(232,752)    $ 254,765
                                                ========        =======      =========    =========     =========
Liabilities and Stockholders' Equity:
Current liabilities........................     $ 62,741        $ 4,569      $  31,832    $ (53,217)    $  45,925
Long-term liabilities......................        6,932             --        149,293           --       156,225
Total stockholders' equity.................      179,040            420         52,690     (179,535)       52,615
                                                --------        -------      ---------    ---------     ---------
Total liabilities and stockholders'
  equity...................................     $249,776        $ 4,989      $ 233,815    $(232,752)    $ 254,765
                                                ========        =======      =========    =========     =========
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net income (loss)..........................     $   (275)       $   263      $  (3,879)   $      --     $  (3,891)
Depreciation and amortization..............        3,036             40             --           --         3,076
Amortization of deferred financing costs...          311             --             40           --           351
Extraordinary loss.........................        3,578             --          1,250           --         4,828
Changes in operating assets and
  liabilities..............................      (14,402)           132           (654)          --       (14,924)
                                                --------        -------      ---------    ---------     ---------
Net cash provided by (used in) operating
  activities...............................       (7,752)           435         (3,243)          --       (10,560)
Investing activities:
Purchase of property, plant and
  equipment................................         (716)           (64)            --           --          (780)
                                                --------        -------      ---------    ---------     ---------
Net cash used in investing activities......         (716)           (64)            --           --          (780)
Financing activities:
Payments on long-term debt.................           --             --       (126,250)          --      (126,250)
Proceeds from long-term debt...............           --             --        148,932           --       148,932
Deferred financing costs...................           --             --         (5,773)          --        (5,773)
Payments on capital lease obligations......          (59)            --             --           --           (59)
Proceeds from revolving credit facility....           --             --        134,000           --       134,000
Payments on revolving credit facility......            4             (4)      (147,000)          --      (147,000)
                                                --------        -------      ---------    ---------     ---------
Net cash provided by (used in) financing
  activities...............................          (55)            (4)         3,909           --         3,850
Effect of foreign currency changes on
  cash.....................................           45            (77)            --           --           (32)
                                                --------        -------      ---------    ---------     ---------
Net increase (decrease) in cash and cash
  equivalents..............................       (8,478)           290            666           --        (7,522)
Cash and cash equivalents beginning of
  period...................................       13,882            336          2,787           --        17,005
                                                --------        -------      ---------    ---------     ---------
Cash and cash equivalents end of period....     $  5,404        $   626      $   3,453    $      --     $   9,483
                                                ========        =======      =========    =========     =========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Net Sales. Net sales were $88.9 million and $62.1 million for three months ended March 31, 2001 and 2000, respectively, an increase of $26.8 million or 43.1%. This large increase was due to businesses acquired in the fourth quarter of 2000. Excluding acquisitions, net sales for the three months ended March 31, 2001 were $60.2 million, or $1.9 million and 3.1% below last year. This decline was reflective of economic weakness in certain end-markets. Demand for products used in the automotive, manufactured housing and RV markets was lower in 2001 than in 2000. Sales of products used in construction applications were relatively flat year-to-year as increases in retail DIY business was offset by lower shipments to building material distributors. Sales of products used in packaging, converting and graphic arts applications were slightly higher in 2001 reflecting modest selective price increases.

     Cost of Goods Sold. Cost of goods sold was $64.8 million and $42.6 million for the three months ended March 31, 2001 and 2000, respectively, an increase of $22.2 million, or 52.1% over 2000. This large increase was due to businesses acquired in the fourth quarter of 2000. Net of acquisitions, cost of goods sold for the three months ended was $42.2 million, a decrease of $0.4 million or 0.9% from the prior year. Gross margin as a percentage of net sales declined 13.8% from 31.4% in 2000 to 27.1% in the current quarter. The gross profit margins of the businesses acquired in 2000 are not as high as the gross margins earned in our other businesses. In addition, we incurred extra manufacturing expenses in 2001 to support the transition of production from plants scheduled to be closed to other locations. Net of acquisitions, gross margin percentage was 29.9% for the three months ended March 31, 2001, compared to 31.4% in the prior year. The decrease was due primarily to lower sales of high margin products and the effect of increases in certain raw material costs that were largely recovered through price increases but without a normal margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $19.5 million and $13.2 million for the three months ended March 31, 2001 and 2000 respectively. This large increase was due to businesses acquired in the fourth quarter of 2000. As a percentage of net sales, selling, general and administrative expenses increased from 21.2% in 2000 to 21.9% in the current year. Net of acquisitions, selling, general and administrative expenses were $12.8 million and remained constant as a percentage of net sales at 21.2%. These results are reflective of management's focus on controlling selling, general and administrative costs.

     Interest Expense. Net interest expense was $6.9 million and $4.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase in interest expense has been driven by two factors. We have higher average debt balances under both our revolving credit facility relative to acquisitions and under our senior subordinated notes. The senior subordinated notes carry a higher interest rate than the notes that were outstanding in most of the first quarter 2000. Net of acquisitions, our interest expense for the first quarter of 2001 was $5.1 million.

     Income Taxes. Income tax expense was $0.7 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million net of the income tax benefit of $3.2 million for the three months ended March 31, 2000, relates primarily to the write off of unamortized deferred financing costs and payment of a 1% premium relative to the repurchase of our 9 1/2% senior subordinated notes.

     Net Income (loss). Net loss was $3.1 million and $3.9 million for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.7 million in the first quarter of 2001. The March 31, 2001 net loss of $3.1 million adjusted for non-cash charges, such as depreciation and amortization and amortization of deferred financing costs was approximately $1.9 million. Accounts payable and other liabilities increased $6.8 million and prepaid expenses and other assets decreased $1.5 million. These increases in cash flow from operations were partially offset by an increase in accounts receivable of $6.2 million. The increase in accounts receivable was consistent with the increase in net sales in the first quarter as compared to the fourth quarter of 2000.

     Net cash used in investing activities was $5.3 million for the quarter ended March 31, 2001. Capital additions to property, plant and equipment totalled $1.8 million. We paid $3.4 million in the first quarter relative to acquisitions completed in the fourth quarter of 2000 including $2.8 million in additional consideration to Croda International Plc. relative to the results of certain of the acquired businesses.

     Net cash used in financing activities was $4.3 million. Debt at March 31, 2001 consisted of $149.0 million principal amount of 11 7/8% Senior Subordinated notes, $75.0 million drawn under Term Loan A, $13.4 million drawn under our credit facilities and $1.1 million drawn under a $1.1 million sub-facility obtained by our Singapore-based sales office. We had approximately $35.5 million available under the Credit Facility. We also had approximately $4.1 million outstanding of other indebtedness, including capital leases.

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

     On February 6, 2001, we paid $2.8 million in additional consideration to Croda International Plc, relative to the results of operations of certain of the businesses acquired on October 31, 2000. Upon payment, of the additional consideration, the GBP 2.5 million $3.7 million letter of credit was terminated.

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

     Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amount outstanding under the notes, the credit facilities and other indebtedness. However, capital requirements may change. Our ability to satisfy capital requirements will be dependent upon our future financial performance and ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     In the past year costs of certain of our raw materials have risen sharply. To offset the impact of such increases we raised our prices selectively. In the last quarter, we believe that our price increases were sufficient to recover new material cost increases but without a margin. We believe that our raw material costs have largely stabilized in the first quarter of 2001 but at higher levels than previously experienced. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

        Risks inherent in international operations, including possible economic, political or monetary instability and changes in currency exchange rates;

        Uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses;

        The impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

        Changes in raw material costs and our ability to adjust selling prices.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 15, 2001. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 15, 2001 or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risks, which are potential losses in fair values, cash flows or earnings due to adverse changes in market rates and prices, to which we are exposed, as a result of our holdings of financial instrument and commodity positions, are:

     -  interest rates on debt;

     -  foreign exchange rates; and

     -  commodity prices, which affect the cost of raw materials

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of May 15, 2001 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt primarily, under our credit agreement, and fixed rate debt primarily, under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At May 15, 2001 approximately 60% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the London interbank borrowing rate (LIBOR), while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. We estimate that an immediate 100 basis point rise in interest rates and our indebtedness at May 15, 2001, would not have a material impact on our financial position, results of operations or cash flows.

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

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analysis should not be viewed as predictive of our future financial performance. Additionally we cannot give any assurance that the actual impact in any particular year will not.

COMMODITIES

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          99.1           -- Cautionary Statements for Purposes of "Safe Harbor"
                            Provisions of Securities Reform Act of 1995, incorporated
                            by reference to the Company's Form 10-K dated March 26,
                            2001.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: May 15, 2001                        Officer