Form 10-K405/A
period 2000-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2001-06-20
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     This amendment to Sovereign Specialty Chemicals, Inc.'s annual report of Form 10-K for the year ended December 31, 2000 is being filed to put on file
Exhibit 4.1B in Items 14(A) and 14(C) -- Exhibit Index which was previously omitted and not filed with the Securities and Exchange Commission. No further changes have been made to the Form 10-K previously filed on March 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 20, 2001.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT
                                            ------------------------------------
                                                      Robert B. Covalt
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2001.

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

                          *                                Vice President, Chief Financial Officer,
-----------------------------------------------------      Chief Accounting Officer and Treasurer,
                   John R. Mellett                         (Principal Financial Officer)

                          *                                Principal Accounting Officer, Assistant
-----------------------------------------------------      Secretary and Assistant Treasurer
                 Patrick W. Stanton

                          *                                Director
-----------------------------------------------------
                   John L. Garcia

                          *                                Director
-----------------------------------------------------
                    Karl D. Loos

                          *                                Director
-----------------------------------------------------
                  John D. Macomber

                          *                                Director
-----------------------------------------------------
                  Robert H. Malott

                          *                                Director
-----------------------------------------------------
                  Thomas P. Salice

                          *                                Director
-----------------------------------------------------
                   Norman E. Wells

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