Form 10-Q
period 2001-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2001-08-14
CIK 1048914

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

                  For the quarterly period ended June 30, 2001

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 2001 (Unaudited) and
  December 31, 2000.........................................       1
Consolidated Statements of Operations for the three and six
  months ended June 30, 2001
  and 2000 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the three and six
  months ended June 30, 2001 and 2000 (Unaudited)...........       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      10
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      14
Signatures..................................................      15

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2001            2000
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  4,123        $  8,008
  Accounts receivable, net..................................       61,639          54,447
  Inventories...............................................       41,991          42,411
  Deferred income taxes.....................................        2,008           2,008
  Other current assets......................................        7,839           8,030
                                                                 --------        --------
Total current assets........................................      117,600         114,904
Property, plant, and equipment, net.........................       70,090          71,267
Goodwill, net...............................................      155,153         156,897
Deferred financing costs, net...............................        9,536           9,903
Other assets................................................        1,357           2,058
                                                                 --------        --------
Total assets................................................     $353,736        $355,029
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 39,127        $ 30,249
  Accrued expenses..........................................       19,083          23,012
  Other current liabilities.................................          325             249
  Current portion of long-term debt.........................       29,908          26,076
  Current portion of capital lease obligations..............          295             325
                                                                 --------        --------
Total current liabilities...................................       88,738          79,911
Long-term debt, less current portion........................      210,356         217,012
Capital lease obligations, less current portion.............        3,086           3,220
Deferred income taxes.......................................        2,679           2,679
Other long-term liabilities.................................          876             945
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,440,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       64,078          63,678
Accumulated deficit.........................................      (15,066)        (12,709)
Cumulative translation adjustments..........................       (1,033)            271
                                                                 --------        --------
Total stockholders' equity..................................       48,001          51,262
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $353,736        $355,029
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Net sales.......................................    $91,767    $65,274    $180,643    $127,363
Cost of goods sold..............................     66,344     44,725     131,138      87,306
                                                    -------    -------    --------    --------
Gross profit....................................     25,423     20,549      49,505      40,057
Selling, general and administrative expenses....     19,314     13,620      38,799      26,796
                                                    -------    -------    --------    --------
Operating income................................      6,109      6,929      10,706      13,261
Interest expense, net...........................     (6,861)    (5,382)    (13,834)     (9,558)
                                                    -------    -------    --------    --------
Income (loss) before income taxes and
  extraordinary loss............................       (752)     1,547      (3,128)      3,703
Income tax expense (benefit)....................     (1,499)       720        (771)      1,940
                                                    -------    -------    --------    --------
Income (loss) before extraordinary loss.........        747        827      (2,357)      1,763
Extraordinary loss, net of income tax benefit...         --         --          --      (4,828)
                                                    -------    -------    --------    --------
Net income (loss)...............................    $   747    $   827    $ (2,357)   $ (3,065)
                                                    =======    =======    ========    ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................    $  (2,357)      $  (3,065)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................        9,599           6,151
  Deferred income taxes.....................................           --            (281)
  Amortization of deferred financing costs..................          771             674
  Extraordinary loss........................................           --           4,828
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (7,660)         (6,684)
     Inventories............................................          343            (962)
     Prepaid expenses and other assets......................         (127)           (820)
     Accounts payable and other liabilities.................        8,695          (2,986)
                                                                ---------       ---------
Net cash provided by (used in) operating activities.........        9,264          (3,145)
INVESTING ACTIVITIES
Acquisition of business.....................................       (6,098)             --
Purchase of property, plant and equipment...................       (4,117)         (1,693)
                                                                ---------       ---------
Net cash used in investing activities.......................      (10,215)         (1,693)
FINANCING ACTIVITIES
Capital contributions.......................................          400              --
Payments on long-term debt..................................         (200)       (127,450)
Proceeds from issuance of long-term debt....................        1,250         148,932
Payments for deferred financing costs.......................         (404)         (6,765)
Payments on capital lease obligations.......................         (164)           (106)
Proceeds from revolving credit facilities...................       18,636         134,000
Payments on revolving credit facilities.....................      (22,498)       (154,009)
                                                                ---------       ---------
Net cash used in financing activities.......................       (2,980)         (5,398)
Effect of exchange rate changes on cash.....................           46            (139)
                                                                ---------       ---------
Net decrease in cash and cash equivalents...................       (3,084)        (10,375)
Cash and cash equivalents at beginning of period............        8,008          17,005
                                                                ---------       ---------
Cash and cash equivalents at end of period..................    $   4,123       $   6,630
                                                                =========       =========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended June 30, 2001 and 2000, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment. The Company operates in the adhesives, sealants and coatings segment of the specialty chemicals industry.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Adoption of SFAS No. 141 will not have a significant effect on the Company's results of operations or its financial position.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring non-amortization of goodwill and indefinite lived intangible assets applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                             (Dollars in Thousands)

No. 142 in their fiscal year beginning after December 15, 2001. The Company is unsure of the effect adoption of SFAS No. 142 will have on the Company's results of operations or its financial position.

2. INVENTORIES

     Inventories are summarized as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                        --------    ------------
Raw materials.......................................    $16,567       $16,003
Work in process.....................................      1,715           517
Finished goods......................................     23,709        25,891
                                                        -------       -------
                                                        $41,991       $42,411
                                                        =======       =======

3. COMPREHENSIVE INCOME (LOSS)

     For the three and six months ended June 30, 2001 and 2000, respectively, the calculation of comprehensive loss is as follows:

                                     JUNE 30, 2001                  JUNE 30, 2000
                               -------------------------      -------------------------
                               THREE MONTHS   SIX MONTHS      THREE MONTHS   SIX MONTHS
                                  ENDED         ENDED            ENDED         ENDED
                               ------------   ----------      ------------   ----------
Net income (loss) as
  reported...................     $ 747        $(2,357)           $827        $(3,065)
Foreign currency translation
  adjustments................      (684)        (1,304)            (29)          (139)
                                  -----        -------            ----        -------
Comprehensive income
  (loss).....................     $  63        $(3,660)           $798        $(3,204)
                                  =====        =======            ====        =======

4. BUSINESS COMBINATION

     On June 30, 2001, the Company completed the purchase of certain sales activities and inventory of IMPAG, a long standing European distributor of products produced by Sovereign for approximately $1.7 million. Consideration is payable in four installments. Approximately $0.5 million is due in July 2001, $0.3 million is due in January, 2002 and $0.5 million is due in January 2003 and 2004. This acquisition was accounted for as a purchase. The Company recognized $1.2 million in goodwill.

     In February, 2001, the Company paid $2.8 million in additional consideration to Croda International Plc relative to the results of operations of certain of the businesses acquired in its October, 2000 acquisition. The Company had accrued for the $2.8 million as part of the acquisition cost at December 31, 2000.

     In the first six months of 2001, the Company recognized $1.1 million in additional transaction costs relative to its acquisition of certain assets of the global specialty adhesives and coatings business of Croda International Plc and $0.5 million in additional transaction costs relative to its acquisition of Imperial Adhesives. These costs were included as part of the purchase price and recognized as additional goodwill.

5. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of June 30, 2001 and 2000, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE FINANCIAL DATA AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS THEN ENDED.

                                            GUARANTOR
                                           SUBSIDIARIES
                                               THE        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                           ------------   -------------   -----------   ------------   -----------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE SIX
  MONTHS ENDED JUNE 30, 2001:
Net sales...............................     $159,700        $20,943       $     --      $      --      $180,643
Cost of goods sold......................      116,275         14,863             --             --       131,138
                                             --------        -------       --------      ---------      --------
Gross profit............................       43,425          6,080             --             --        49,505
Selling, general and administrative
  expense...............................       29,379          6,112          3,308             --        38,799
                                             --------        -------       --------      ---------      --------
Operating income (loss).................       14,046            (32)        (3,308)            --        10,706
Equity in undistributed earnings of
  subsidiaries..........................           --             --            358           (358)           --
Interest expense........................       12,569            650            615             --        13,834
                                             --------        -------       --------      ---------      --------
Income (Loss) before income taxes.......     $  1,477        $  (682)      $ (3,565)     $    (358)     $ (3,128)
                                             ========        =======       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 2001:
Net sales...............................     $ 81,278        $10,489       $     --      $      --      $ 91,767
Cost of goods sold......................       59,045          7,299             --             --        66,344
                                             --------        -------       --------      ---------      --------
Gross profit............................       22,233          3,190             --             --        25,423
Selling, general and administrative
  expense...............................       14,494          3,089          1,731             --        19,314
                                             --------        -------       --------      ---------      --------
Operating income (loss).................        7,739            101         (1,731)            --         6,109
Equity in undistributed earnings of
  subsidiaries..........................           --             --            358           (358)           --
Interest expense........................        6,148            267            446             --         6,861
                                             --------        -------       --------      ---------      --------
Income (Loss) before income taxes.......     $  1,591        $  (166)      $ (1,819)     $    (358)     $   (752)
                                             ========        =======       ========      =========      ========
BALANCE SHEET DATA:
Current assets..........................     $127,158        $20,885       $  5,293      $ (35,736)     $117,600
Property plant and equipment, net.......       59,064         10,651            375             --        70,090
Goodwill, net...........................      149,958          5,195             --             --       155,153
Deferred financing costs, net...........        9,100             --            436             --         9,536
Other assets............................       10,078            212        270,259       (279,192)        1,357
                                             --------        -------       --------      ---------      --------
Total assets............................     $355,358        $36,943       $276,363      $(314,928)     $353,736
                                             ========        =======       ========      =========      ========
Liabilities and Stockholders' Equity:
Current liabilities.....................     $ 79,661        $26,208       $ 18,039      $ (35,170)     $ 88,738
Long-term liabilities...................      231,591          1,000        209,324       (224,918)      216,997
Total stockholders' equity..............       44,106          9,735         49,000        (54,840)       48,001
                                             --------        -------       --------      ---------      --------
Total liabilities and stockholders'
  equity................................     $355,358        $36,943       $276,363      $(314,928)     $353,736
                                             ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                             (Dollars in Thousands)

                                            GUARANTOR
                                           SUBSIDIARIES
                                               THE        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                           ------------   -------------   -----------   ------------   -----------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE SIX
  MONTHS ENDED JUNE 30, 2001:
Operating activities:
Net loss................................     $    512        $  (801)      $ (2,068)     $      --      $ (2,357)
Depreciation and amortization...........        8,750            784             65             --         9,599
Amortization of deferred financing
  costs.................................          652             --            119             --           771
Changes in operating assets and
  liabilities...........................       (4,246)         4,023          1,474             --         1,251
                                             --------        -------       --------      ---------      --------
Net cash provided by (used in) operating
  activities............................        5,668          4,006           (410)            --         9,264
Investing activities:
Acquisition of businesses...............       (3,822)        (2,276)            --                       (6,098)
Purchase of property, plant and
  equipment.............................       (3,236)          (731)          (150)            --        (4,117)
                                             --------        -------       --------      ---------      --------
Net cash used in investing activities...       (7,058)        (3,007)          (150)            --       (10,215)
Financing activities:
Capital contributions...................           --             --            400             --           400
Proceeds from long-term debt............           --          1,250             --             --         1,250
Payments on long-term debt..............         (200)            --             --             --          (200)
Payments for deferred financing costs...           --             --           (404)            --          (404)
Payments on capital lease obligations...         (164)            --             --             --          (164)
Net payments on revolving credit
  facilities............................           --         (2,862)        (1,000)            --        (3,862)
                                             --------        -------       --------      ---------      --------
Net cash used in financing activities...         (364)        (1,612)        (1,004)            --        (2,980)
Effect of foreign currency changes on
  cash..................................           51             (5)            --             --            46
                                             --------        -------       --------      ---------      --------
Net decrease in cash and cash
  equivalents...........................       (1,702)          (618)        (1,564)            --        (3,885)
Cash and cash equivalents, beginning of
  period................................        4,163          2,281          1,564             --         8,008
                                             --------        -------       --------      ---------      --------
Cash and cash equivalents, end of
  period................................     $  2,461        $ 1,663       $     --      $      --      $  4,123
                                             ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                             (Dollars in Thousands)

5. OTHER FINANCIAL INFORMATION

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2000:
Net sales..............................    $122,303         $5,060        $      --     $      --      $ 127,363
Cost of goods sold.....................      83,966          3,340               --            --         87,306
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      38,337          1,720               --            --         40,057
Selling, general and administrative
  expenses.............................      22,446          1,392            2,958            --         26,796
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................      15,891            328           (2,958)           --         13,261
Equity in undistributed earnings.......          --                           3,934        (3,934)
Interest expense, net..................       7,612             62            1,884            --          9,558
                                           --------         ------        ---------     ---------      ---------
Income (loss) before income taxes and
  extraordinary items..................    $  8,279         $  266        $    (908)    $  (3,934)     $   3,703
                                           ========         ======        =========     =========      =========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED JUNE 30, 2000:
Net sales..............................    $ 62,513         $2,761        $      --     $      --      $  65,274
Cost of goods sold.....................      42,929          1,796               --            --         44,725
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      19,584            965               --            --         20,549
Selling, general and administrative
  expenses.............................      11,017            939            1,664            --         13,620
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................       8,567             26           (1,664)           --          6,929
Equity in undistributed earnings.......          --             --            5,005        (5,005)            --
Interest expense, net..................       4,985             23              394            --          5,382
                                           --------         ------        ---------     ---------      ---------
Income before income taxes.............    $  3,602         $    3        $   2,947     $  (5,005)     $   1,547
                                           ========         ======        =========     =========      =========
BALANCE SHEET DATA:
Current assets.........................    $ 95,181         $5,711        $  39,442     $ (55,596)     $  84,738
Property plant and equipment, net......      49,101          1,146               --            --         50,247
Goodwill, net..........................     103,215             --               --            --        103,215
Deferred financing costs, net..........      10,301             --               --            --         10,301
Other assets...........................       3,096             66          194,591      (194,888)         2,865
                                           --------         ------        ---------     ---------      ---------
Total assets...........................    $260,894         $6,923        $ 234,033     $(250,484)     $ 251,366
                                           ========         ======        =========     =========      =========
Current liabilities....................    $ 62,338         $3,926        $  31,642     $ (55,675)     $  42,231
Long-term liabilities..................     155,723             --          148,979      (148,979)       155,723
Total stockholders' equity.............      42,833          2,997           53,412       (45,830)        53,412
                                           --------         ------        ---------     ---------      ---------
Total liabilities and stockholders'
  equity...............................    $260,894         $6,923        $ 234,033     $(250,484)     $ 251,366
                                           ========         ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2000:
OPERATING ACTIVITIES
Net income (loss)......................    $  (2,730)       $  266        $    (601)    $      --      $  (3,065)
  Depreciation and amortization........        6,076            75               --            --          6,151
  Deferred income taxes................           --            --             (281)           --           (281)
  Amortization of deferred financing
     costs.............................          674            --               --            --            674
  Extraordinary loss...................        3,578            --            1,250            --          4,828
  Changes in operating assets and
     liabilities.......................      (18,252)         (240)           7,040            --        (11,452)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  operating activities.................      (10,654)          101            7,408            --         (3,145)
INVESTING ACTIVITIES
Purchase of property, plant and
  equipment............................       (1,610)          (83)              --            --         (1,693)
                                           ---------        ------        ---------     ---------      ---------
Net cash used in investing
  activities...........................       (1,610)          (83)              --            --         (1,693)
FINANCING ACTIVITIES
Payments on long-term debt.............     (127,450)           --               --            --       (127,450)
Proceeds from long-term debt...........      138,932            --           10,000            --        148,932
Payments of deferred financing costs...       (6,765)           --               --            --         (6,765)
Payments on capital leases.............         (106)           --               --            --           (106)
Proceeds from revolving credit
  facility.............................      134,000            --               --            --        134,000
Payments on revolving credit
  facility.............................     (133,813)         (196)         (20,000)           --       (154,009)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  financing activities.................        4,798          (196)         (10,000)           --         (5,398)
Effect of foreign currency changes on
  cash.................................         (143)            4               --            --           (139)
                                           ---------        ------        ---------     ---------      ---------
Net decrease in cash...................       (7,609)         (174)          (2,592)           --        (10,375)
Cash and cash equivalents, beginning of
  period...............................       13,809           409            2,787            --         17,005
                                           ---------        ------        ---------     ---------      ---------
Cash and cash equivalents, end of
  period...............................    $   6,200        $  235        $     195     $      --      $   6,630
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

GENERAL

     We exist to acquire, consolidate and operate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemical industry. We plan to continue growth through a combination of new product development, continued market penetration, strategic acquisitions and international expansion.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net Sales. Net sales were $180.6 million and $127.4 million for six months ended June 30, 2001 and 2000, respectively, an increase of $53.3 million or 41.8%. This large increase was due to businesses acquired in the fourth quarter of 2000. Excluding acquisitions, net sales for the six months ended were $122.7 million, or $4.6 million and 3.6% below last year. This decline was reflective of economic weakness in certain end-markets. Demand for products used in the automotive, manufactured housing and RV markets was lower than in 2000. Sales of products used in construction applications were relatively flat year to year as increases in retail DIY business was offset by lower shipments to building material distributors. Sales of products used in packaging, converting and graphic arts applications were lower than in 2000.

     Cost of Goods Sold. Cost of goods sold was $131.1 million and $87.3 million in the first half of 2001 and 2000, respectively, an increase of $43.8 million, or 50.2%. This large increase was due to businesses acquired in the fourth quarter of 2000. Net of acquisitions, cost of goods sold for the six months ended was $86.2 million, a decrease of $1.1 million or 1.3% from the prior year. Gross margin as a percentage of net sales declined from 31.5% in 2000 to 27.4% in the current year. Much of this decrease is related to the fact that the gross profit margins of the businesses acquired in the fourth quarter of 2000 are not as high as the gross margins earned in our other businesses. In addition, we incurred extra manufacturing expenses in the first half of 2001 to support the transition of production from plants scheduled to be closed to other locations. At August 14, 2001, the transfer of production is complete. Net of acquisitions, gross margin percentage was 29.8% for the six months ended June 30, 2001. The decrease was due primarily to lower sales of high margin products and the effect of increases in certain raw material costs that were largely recovered through price increases but without a normal margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $38.8 million and $26.8 million for 2001 and 2000, respectively. This large increase was due to businesses acquired in the fourth quarter of 2000. The 2001 expenses also includes $0.4 million of severance costs related to employees reductions implemented in second quarter. As a percentage of net sales, selling general and administrative expenses increased from 21.0% in 2000 to 21.5% in the current year. Approximately half of the increase in the percentage is due to increased foreign exchange losses relative to the acquisitions. Net of acquisitions, selling, general and administrative expenses were $25.4 million and remained relatively constant as a percentage of net sales of 20.7%. These results are the reflective of management's focus on controlling selling, general and administrative costs.

     Interest Expense. Net interest expense was $13.8 million and $9.6 million in the six months ended June 30, 2001 and 2000, respectively. The increase in interest expense has been driven by two factors. We have higher average debt balances under both our bank credit facility relative to acquisitions and under our senior subordinated notes for the full six months ended. Net of acquisitions, our interest expense for the first half of 2001 was $10.4 million.

     Income Tax Expense (Benefit). Income tax (benefit) expense was ($0.8 million) and $1.9 million for the six months ended June 30, 2001 and 2000, respectively. The difference was due primarily to the decrease in taxable income as discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million net of the income tax benefit of $3.2 million for the six months ended June 30, 2000, relates primarily to the write off of unamortized deferred financing costs and payment of a 1% premium relative to the repurchase of our 9 1/2% senior subordinated notes in March, 2000.

     Net Income (loss). Net loss was $2.4 million and $3.1 million for the six months ended June 30, 2001 and 2000, respectively.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net Sales. Net sales were $91.8 million and $65.3 million for three months ended June 30, 2001 and 2000, respectively, an increase of $26.5 million or 40.6%. This large increase was due to businesses acquired in the fourth quarter of 2000. Excluding acquisitions, net sales for the three months ended were $63.0 million, or $2.3 million and 3.6% below last year. This decline was reflective of economic weakness in certain end-markets. Demand for products used in the automotive, manufactured housing and RV markets was lower than in 2000. Sales of products used in construction applications were relatively flat year to year as increases in retail DIY business was offset by lower shipments to building material distributors. Sales of products used in packaging, converting and graphic arts applications were lower than in 2000.

     Costs of Goods Sold. Cost of goods sold was $66.3 million and $44.7 million in the second quarter of 2001 and 2000, respectively, an increase of $21.6 million, or 48.3%. This large increase was due to businesses acquired in the fourth quarter of 2000. Net of acquisitions, cost of goods sold for the three months ended was $44.1 million, a decrease of $0.6 million or 1.4% from the prior year. Gross margin as a percentage of net sales declined from 31.5% in 2000 to 27.7% in the current year. The gross profit margins of the businesses acquired in the fourth quarter of 2000 are not as high as the gross margins earned in our other businesses. In addition, we incurred extra manufacturing expenses in the three months ended June 30, 2001 to support the transition of production from plants scheduled to be closed to other locations. At August 14, 2001, the transfer of production is complete. Net of acquisitions, gross margin percentage was 29.9% for the three months ended June 30, 2001. The decrease was due primarily to lower sales of high margin products and the effect of increases in certain raw material costs that were largely recovered through price increases but without a normal margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $19.3 million and $13.6 million for the three months ended June 30, 2001 and 2000, respectively. This large increase was due to businesses acquired in the fourth quarter of 2000. The 2001 expenses also include $0.4 million of severance costs related to employee reductions implemented in the second quarter. As a percentage of net sales, selling general and administrative expense for the quarter ended remained relatively constant from 20.9% in 2000 to 21.0% in the current year. Net of acquisitions, selling, general and administrative expenses were $12.8 million and decreased as a percentage of net sales to 20.3%. These results are the reflective of management's focus on controlling selling, general and administrative costs.

     Interest Expense. Net interest expense was $6.9 million and $5.4 million in the three months ended June 30, 2001 and 2000, respectively. The increase in interest expense was due to higher average debt balances under our bank credit facility relative to acquisitions. Net of acquisitions, our interest expense for the second quarter of 2001 was $5.3 million.

     Income Tax Expense (benefit). Income tax (benefit) expense was ($1.5 million) and $0.7 million for the three months ended June 30, 2001 and 2000, respectively. The tax benefit for the 2001 period was higher than normal reflecting an adjustment to the expected effective tax rate for the full year.

     Net Income. Net income was $0.7 million and $0.8 million for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.3 million in the first half of 2001. Net loss of $2.4 million adjusted for non-cash charges, such as depreciation and amortization and amortization of deferred financing costs was approximately $8.0 million. Accounts payable and other liabilities increased $8.7 million to offset an increase in accounts receivable of $7.7 million. The increase in accounts receivable was consistent with the increase in net sales in the second quarter as compared to the fourth quarter of 2000.

     Net cash used in investing activities was $10.2 million for the six-months ended June 30, 2001. Capital additions to property, plant and equipment totalled $4.1 million. We paid $4.4 million relative to acquisitions completed in the fourth quarter of 2000 including $2.8 million in additional consideration to Croda International Plc. relative to the results of certain of the acquired businesses.

     On June 30, 2001, the Company completed the purchase of certain sales activities and inventory of IMPAG, a long standing European distributor of certain of our products for approximately $1.7 million. Consideration is payable in four installments. Approximately $0.5 million is due in July 2001, $0.3 million is due in January, 2002 and $0.5 million is due in January 2003 and 2004. We expect this acquisition to increase annual sales and operating income by $1.0 million and $0.5 million respectively.

     Net cash used in financing activities was $3.0 million. Debt at June 30, 2001 consisted of $149.1 million principal amount of 11 7/8% Senior Subordinated notes, $75.0 million drawn under Term Loan A of our credit facilities, $13.4 million drawn under our credit facilities and $1.1 million drawn under a $1.1 million sub-facility obtained by our Singapore-based sales office. We had approximately $35.5 million available under the Credit Facility. We also had approximately $4.9 million outstanding of other indebtedness, including capital leases. The current portion of our borrowing was $29.9 million at June 30, 2001 and includes scheduled debt payments in the coming year plus borrowings under the revolving credit facility.

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

INFLATION

     In the past year costs of certain of our raw materials have risen sharply. To offset the impact of such increases we raised our prices selectively. In the last quarter, we believe that our price increases were sufficient to recover new material cost increases but without a margin. We believe that our raw material costs have largely stabilized in the first half of 2001 but at higher levels than previously experienced. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of August 14, 2001. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 14, 2001 or to reflect the occurrence of unanticipated events.

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

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt primarily, under our credit agreement, and fixed rate debt primarily, under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At May 15,

2001 approximately 60% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the London interbank borrowing rate (LIBOR), while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. We estimate that an immediate 100 basis point rise in interest rates and our indebtedness at August 14, 2001, would not have a material impact on our financial position, results of operations or cash flows.

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

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated July 16, 2001, under Item 5, other business, to provide an update on operations.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: August 14, 2001                     Officer