Form 10-Q
period 2001-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2001-11-14
CIK 1048914

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

               For the quarterly period ended September 30, 2001

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at September 30, 2001
  (Unaudited) and December 31, 2000.........................       1
Consolidated Statements of Operations for the nine months
  ended September 30, 2001
  and 2000 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2001 and 2000 (Unaudited).............       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      10
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      14
Signatures..................................................      15

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2001             2000
                                                                -------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $  3,923         $  8,008
  Accounts receivable, net..................................        65,035           54,447
  Inventories...............................................        40,464           42,411
  Deferred income taxes.....................................         2,008            2,008
  Other current assets......................................         5,867            8,030
                                                                  --------         --------
Total current assets........................................       117,297          114,904
Property, plant, and equipment, net.........................        70,260           71,267
Goodwill, net...............................................       153,389          156,897
Deferred financing costs, net...............................         9,151            9,903
Other assets................................................           949            2,058
                                                                  --------         --------
Total assets................................................      $351,046         $355,029
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 40,895         $ 30,249
  Accrued expenses..........................................        13,851           23,012
  Other current liabilities.................................           293              249
  Current portion of long-term debt.........................        35,263           26,076
  Current portion of capital lease obligations..............           281              325
                                                                  --------         --------
Total current liabilities...................................        90,583           79,911
Long-term debt, less current portion........................       206,551          217,012
Capital lease obligations, less current portion.............         3,082            3,220
Deferred income taxes.......................................         2,679            2,679
Other long-term liabilities.................................           528              945
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,440,239 issued and outstanding..........................            15               15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................             7                7
Additional paid-in capital..................................        64,078           63,678
Accumulated deficit.........................................       (15,252)         (12,709)
Cumulative translation adjustments..........................        (1,225)             271
                                                                  --------         --------
Total stockholders' equity..................................        47,623           51,262
                                                                  --------         --------
Total liabilities and stockholders' equity..................      $351,046         $355,029
                                                                  ========         ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Net sales.......................................    $92,503    $63,363    $273,146    $190,726
Cost of goods sold..............................     66,180     44,814     197,318     132,120
                                                    -------    -------    --------    --------
Gross profit....................................     26,323     18,549      75,828      58,606
Selling, general and administrative expenses....     18,399     12,830      57,198      39,626
                                                    -------    -------    --------    --------
Operating income................................      7,924      5,719      18,630      18,980
Interest expense, net...........................     (6,839)    (5,267)    (20,673)    (14,825)
                                                    -------    -------    --------    --------
Income (loss) before income taxes and
  extraordinary loss............................      1,085        452      (2,043)      4,155
Income tax expense..............................     (1,271)      (335)       (500)     (2,276)
                                                    -------    -------    --------    --------
Income (loss) before extraordinary loss.........       (186)       117      (2,543)      1,879
Extraordinary loss, net of income tax benefit...         --         --          --      (4,828)
                                                    -------    -------    --------    --------
Net income (loss)...............................    $  (186)   $   117    $ (2,543)   $ (2,949)
                                                    =======    =======    ========    ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
                                                                 (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................       $ (2,543)           $  (2,949)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................         14,216                9,281
  Deferred income taxes.....................................             --                 (279)
  Amortization of deferred financing costs..................          1,156                1,003
  Extraordinary loss........................................             --                4,828
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (11,470)              (6,966)
     Inventories............................................          2,008               (1,124)
     Prepaid expenses and other assets......................            847               (2,174)
     Accounts payable and other liabilities.................          6,354               (4,215)
                                                                   --------            ---------
Net cash provided by (used in) operating activities.........         10,568               (2,595)
INVESTING ACTIVITIES
Acquisition of business.....................................         (6,261)              (4,299)
Purchase of property, plant and equipment...................         (6,173)              (3,525)
                                                                   --------            ---------
Net cash used in investing activities.......................        (12,434)              (7,824)
FINANCING ACTIVITIES
Capital contributions.......................................            400                  100
Payments on long-term debt..................................         (3,950)            (127,450)
Proceeds from issuance of long-term debt....................          1,250              148,932
Payments for deferred financing costs.......................           (404)              (6,868)
Payments on capital lease obligations.......................           (182)                (168)
Proceeds from revolving credit facilities...................         31,157              137,000
Payments on revolving credit facilities.....................        (29,755)            (154,000)
                                                                   --------            ---------
Net cash used in financing activities.......................         (1,484)              (2,454)
Effect of exchange rate changes on cash.....................           (735)                  63
                                                                   --------            ---------
Net decrease in cash and cash equivalents...................         (4,085)             (12,810)
Cash and cash equivalents at beginning of period............          8,008               17,005
                                                                   --------            ---------
Cash and cash equivalents at end of period..................       $  3,923            $   4,195
                                                                   ========            =========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended September 30, 2001 and 2000, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. Management and the Company's chief operating decision makers assess performance and make decisions about resource allocation on a consolidated basis as the Company operates in one business segment. The Company operates in the adhesives, sealants and coatings segment of the specialty chemicals industry.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring non-amortization of goodwill and indefinite lived intangible assets applies to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

No. 142 in their fiscal year beginning after December 15, 2001. The Company is currently evaluating its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact the adoption of SFAS No. 142 will have on its results of operations and financial position.

2. INVENTORIES

     Inventories are summarized as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2001             2000
                                                     -------------    ------------
Raw materials....................................       $16,452         $16,003
Work in process..................................           496             517
Finished goods...................................        23,516          25,891
                                                        -------         -------
                                                        $40,464         $42,411
                                                        =======         =======

3. COMPREHENSIVE INCOME (LOSS)

     For the three and nine months ended September 30, 2001 and 2000, respectively, the calculation of comprehensive loss is as follows:

                                 SEPTEMBER 30, 2001              SEPTEMBER 30, 2000
                             --------------------------      --------------------------
                             THREE MONTHS   NINE MONTHS      THREE MONTHS   NINE MONTHS
                                ENDED          ENDED            ENDED          ENDED
                             ------------   -----------      ------------   -----------
Net income (loss) as
  reported.................     $(186)        $(2,543)           $117         $(2,949)
Foreign currency
  translation
  adjustments..............      (192)         (1,496)            202              63
                                -----         -------            ----         -------
Comprehensive income
  (loss)...................     $(378)        $(4,039)           $319         $(2,886)
                                =====         =======            ====         =======

4. BUSINESS COMBINATION

     In June, 2001, the Company completed the purchase of certain sales activities and inventory of IMPAG, a long standing European distributor of products produced by Sovereign for $1.7 million. Consideration is payable in four installments. In July, 2001, the Company paid $0.5 million. Approximately $0.3 million is due in January, 2002 and $0.5 million is due in January 2003 and 2004. This acquisition was accounted for as a purchase. The Company recognized $1.5 million in goodwill.

     In February, 2001, the Company paid $2.8 million in additional consideration to Croda International Plc relative to the results of operations of certain of the businesses acquired in its October, 2000 acquisition. The Company had accrued for the $2.8 million as part of the acquisition cost at December 31, 2000.

     In the first nine months of 2001, the Company recognized $1.3 million in additional transaction costs relative to its acquisition of certain assets of the global specialty adhesives and coatings business of Croda International Plc and $0.5 million in additional transaction costs relative to its acquisition of Imperial Adhesives. These costs were included as part of the purchase price and recognized as additional goodwill.

5. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of September 30, 2001 and 2000, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE FINANCIAL DATA AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS THEN ENDED.

                                            GUARANTOR
                                           SUBSIDIARIES
                                               THE        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                           ------------   -------------   -----------   ------------   -----------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2001:
Net sales...............................     $240,700        $32,446       $     --      $      --      $273,146
Cost of goods sold......................      173,630         23,688             --             --       197,318
                                             --------        -------       --------      ---------      --------
Gross profit............................       67,070          8,758             --             --        75,828
Selling, general and administrative
  expense...............................       43,941          8,407          4,850             --        57,198
                                             --------        -------       --------      ---------      --------
Operating income (loss).................       23,129            351         (4,850)            --        18,630
Equity in undistributed earnings of
  subsidiaries..........................           --             --            931           (931)           --
Interest expense........................       18,711            893          1,069             --        20,673
                                             --------        -------       --------      ---------      --------
Income (Loss) before income taxes.......     $  4,418        $  (542)      $ (4,988)     $    (931)     $ (2,043)
                                             ========        =======       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED SEPTEMBER 30, 2001:
Net sales...............................     $ 81,629        $10,874       $     --      $      --      $ 92,503
Cost of goods sold......................       58,061          8,110             --             --        66,180
                                             --------        -------       --------      ---------      --------
Gross profit............................       23,508          2,755             --             --        26,323
Selling, general and administrative
  expense...............................       14,652          2,205          1,542             --        18,399
                                             --------        -------       --------      ---------      --------
Operating income (loss).................        8,916            550         (1,542)            --         7,924
Equity in undistributed earnings of
  subsidiaries..........................           --             --            573           (573)           --
Interest expense........................        6,180            206            453             --         6,839
                                             --------        -------       --------      ---------      --------
Income (Loss) before income taxes.......     $  2,736        $   344       $ (1,422)     $    (573)     $  1,085
                                             ========        =======       ========      =========      ========
BALANCE SHEET DATA:
Current assets..........................     $103,636        $22,071       $  2,700      $ (11,110)     $117,297
Property plant and equipment, net.......       58,807         11,056            397             --        70,260
Goodwill, net...........................      148,067          5,243             79             --       153,389
Deferred financing costs, net...........        8,775             --            376             --         9,151
Other assets............................          893             56        273,876       (273,876)          949
                                             --------        -------       --------      ---------      --------
Total assets............................     $320,178        $38,426       $277,428      $(284,986)     $351,046
                                             ========        =======       ========      =========      ========
Liabilities and Stockholders' Equity:
Current liabilities.....................     $ 54,749        $25,554       $ 21,390      $ (11,110)     $ 90,583
Long-term liabilities...................      224,645          6,494        206,618       (224,917)      212,840
Total stockholders' equity..............       40,784          6,378         49,420        (48,959)       47,623
                                             --------        -------       --------      ---------      --------
Total liabilities and stockholders'
  equity................................     $320,178        $38,426       $277,428      $(284,986)     $351,046
                                             ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

                                            GUARANTOR
                                           SUBSIDIARIES
                                               THE        NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                           ------------   -------------   -----------   ------------   -----------
                                           (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2001:
Operating activities:
Net loss................................     $  3,191        $  (746)      $ (4,988)     $      --      $ (2,543)
Depreciation and amortization...........       12,932          1,186             98             --        14,216
Amortization of deferred financing
  costs.................................          976             --            180             --         1,156
Changes in operating assets and
  liabilities...........................       (4,961)         1,522          1,178             --        (2,261)
                                             --------        -------       --------      ---------      --------
Net cash provided by (used in) operating
  activities............................       12,138          1,962         (3,532)            --        10,568
Investing activities:
Acquisition of businesses...............       (4,386)        (1,875)            --             --        (6,261)
Purchase of property, plant and
  equipment.............................       (4,714)        (1,224)          (235)            --        (6,173)
                                             --------        -------       --------      ---------      --------
Net cash used in investing activities...       (9,100)        (3,099)          (235)            --       (12,434)
Financing activities:
Capital contributions...................           --             --            400             --           400
Proceeds from long-term debt............           --             --          1,250             --         1,250
Payments on long-term debt..............         (200)            --         (3,750)            --        (3,950)
Payments for deferred financing costs...           --             --           (404)            --          (404)
Payments on capital lease obligations...         (182)            --             --             --          (182)
Net proceeds (payments) on revolving
  credit facilities.....................            0          2,017          4,245         (4,860)        1,402
                                             --------        -------       --------      ---------      --------
Net cash used in financing activities...         (382)         2,017          1,741         (4,860)       (1,484)
Effect of foreign currency changes on
  cash..................................         (628)          (107)            --             --          (735)
                                             --------        -------       --------      ---------      --------
Net increase (decrease) in cash and cash
  equivalents...........................        2,028            773         (2,026)        (4,860)       (4,085)
Cash and cash equivalents, beginning of
  period................................        4,163          2,281          1,584             --         8,008
                                             --------        -------       --------      ---------      --------
Cash and cash equivalents, end of
  period................................     $  6,191        $ 3,054       $   (462)     $  (4,860)     $  3,923
                                             ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

5. OTHER FINANCIAL INFORMATION

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2000:
Net sales..............................    $182,376         $8,350        $      --     $      --      $ 190,726
Cost of goods sold.....................     126,576          5,544               --            --        132,120
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      55,800          2,806               --            --         58,606
Selling, general and administrative
  expenses.............................      33,253          2,007            4,366            --         39,626
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................      22,547            799           (4,366)           --         18,980
Equity in undistributed earnings of
  subsidiaries.........................          --             --            2,259        (2,259)            --
Interest expense, net..................      12,323            127            2,376            --         14,825
                                           --------         ------        ---------     ---------      ---------
Income (loss) before income taxes and
  extraordinary loss...................    $ 10,224         $  672        $  (4,482)    $  (2,259)     $   4,155
                                           ========         ======        =========     =========      =========
STATEMENT OF OPERATIONS FOR THE THREE
  MONTHS ENDED SEPTEMBER 30, 2000:
Net sales..............................    $ 60,073         $3,290        $      --     $      --      $  63,363
Cost of goods sold.....................      42,610          2,204               --            --         44,814
                                           --------         ------        ---------     ---------      ---------
Gross profit...........................      17,463          1,086               --            --         18,549
Selling, general and administrative
  expenses.............................      10,807            615            1,408            --         12,830
                                           --------         ------        ---------     ---------      ---------
Operating income (loss)................       6,655            472           (1,408)           --          5,719
Equity in undistributed earnings of
  subsidiaries.........................          --             --           (1,675)        1,675             --
Interest expense, net..................       4,711             65              492            --          5,267
                                           --------         ------        ---------     ---------      ---------
Income (loss) before income taxes......    $  1,945         $  407        $  (3,574)        1,675            452
                                           ========         ======        =========     =========      =========
BALANCE SHEET DATA:
Current assets.........................    $ 96,099         $7,004        $  41,586     $ (60,524)     $  84,165
Property plant and equipment, net......      49,454          1,157              226            --         50,837
Goodwill, net..........................     105,099             --               --            --        105,099
Deferred financing costs, net..........      10,079             --               --            --         10,079
Other assets...........................       2,888             63          194,137      (193,825)         3,263
                                           --------         ------        ---------     ---------      ---------
Total assets...........................    $263,619         $8,224        $ 235,949     $(254,349)     $ 253,443
                                           ========         ======        =========     =========      =========
Current liabilities....................    $ 66,962         $4,474        $  33,203     $ (60,662)     $  43,977
Long-term liabilities..................     156,605             --          149,026      (149,996)       155,635
Total stockholders' equity.............      40,052          3,750           53,720       (43,691)        53,831
                                           --------         ------        ---------     ---------      ---------
Total liabilities and stockholders'
  equity...............................    $263,619         $8,224        $ 235,949     $(254,349)     $ 253,443
                                           ========         ======        =========     =========      =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001
                             (Dollars in Thousands)

                                         THE GUARANTOR   NON-GUARANTOR
                                         SUBSIDIARIES    SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         -------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)                  (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  NINE MONTHS ENDED SEPTEMBER 30, 2000:
OPERATING ACTIVITIES
Net income (loss)......................    $    (804)       $  804        $  (2,949)    $              $  (2,949)
Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
  Depreciation and amortization........        9,176           105               --            --          9,281
  Deferred income taxes................           --            --             (279)           --           (279)
  Amortization of deferred financing
     costs.............................        1,003            --               --            --          1,003
  Extraordinary loss...................        4,078            --              750            --          4,828
  Changes in operating assets and
     liabilities.......................      (20,980)         (295)           6,796            --        (14,479)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  operating activities.................       (7,527)          614            4,318                       (2,595)
INVESTING ACTIVITIES
Acquisition of business................       (4,299)           --               --                       (4,299)
Purchase of property, plant and
  equipment............................       (3,358)         (167)              --            --         (3,525)
                                           ---------        ------        ---------     ---------      ---------
Net cash used in investing
  activities...........................       (7,657)         (167)              --            --         (7,824)
FINANCING ACTIVITIES
Payments on long-term debt.............     (127,450)           --               --            --       (127,450)
Proceeds from issuance of long-term
  debt.................................      148,932            --           13,000            --        148,932
Capital contributions..................          100            --               --            --            100
Payments of deferred financing costs...       (6,868)           --               --            --         (6,868)
Payments on capital leases
  obligations..........................         (168)           --               --            --           (168)
Proceeds from revolving credit
  facility.............................      124,000            --           13,000            --        137,000
Payments on revolving credit
  facility.............................     (133,820)         (181)         (20,000)           --       (154,001)
                                           ---------        ------        ---------     ---------      ---------
Net cash provided by (used in)
  financing activities.................        4,726          (181)          (7,000)           --         (2,455)
Effect of foreign currency changes on
  cash.................................           50            13               --            --             63
                                           ---------        ------        ---------     ---------      ---------
Net decrease in cash...................      (10,407)          279           (2,682)           --        (12,810)
Cash and cash equivalents, beginning of
  period...............................       13,809           409            2,787            --         17,005
                                           ---------        ------        ---------     ---------      ---------
Cash and cash equivalents, end of
  period...............................    $   3,402        $  688        $     105     $      --      $   4,195
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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales were $273.1 million and $190.7 million for nine months ended September 30, 2001 and 2000, respectively, an increase of $82.4 million or 43.2%. This large increase was due to businesses acquired in the fourth quarter of 2000. Excluding acquisitions, net sales for the nine months ended were $186.3 million, or $4.4 million and 2.3% below last year. This decline was reflective of economic weakness in certain end-markets. Sales of products used in the automotive, manufactured housing and RV end markets were lower in 2001 due primarily to economic weakness. Sales of products used in construction applications were relatively flat year to year as increases in retail DIY business was offset by lower shipments to building material distributors. Sales of products used in packaging, converting and graphic arts applications were lower than in 2000.

     Cost of Goods Sold. Cost of goods sold was $197.3 million and $132.1 million in the nine months ended September 30, 2001 and 2000, respectively, an increase of $65.2 million, or 49.3%. This large increase was due to businesses acquired in the fourth quarter of 2000. Net of acquisitions, cost of goods sold for the nine months ended was $129.2 million, a decrease of $3.0 million or 2.2% from the prior year. Gross margin as a percentage of net sales declined from 30.7% in 2000 to 27.8% in the current year. Much of this decrease is related to the fact that the gross profit margins of the businesses acquired in the fourth quarter of 2000 are not as high as the gross margins earned in our other businesses. In addition, we incurred extra manufacturing expenses in the first half of 2001 to support the completed transition of production from plants scheduled to be closed to other locations. Net of acquisitions, gross margin percentage was relatively consistent with the prior year at 30.7%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $57.2 million and $39.6 million for 2001 and 2000, respectively. This large increase was due to businesses acquired in the fourth quarter of 2000. The 2001 expenses also includes $0.7 million of severance costs related to employee reductions implemented in the current year. As a percentage of net sales, selling general and administrative expenses increased slightly from 20.8% in 2000 to 20.9% in the current year. Approximately half of the increase in the percentage is due to increased foreign exchange losses relative to the acquisitions. Net of acquisitions, selling, general and administrative expenses were $43.9 million and as a percentage of net sales decreased to 19.1%.

     Interest Expense. Net interest expense was $20.7 million and $14.8 million in the nine months ended September 30, 2001 and 2000, respectively. The increase in interest expense has been driven by two factors. We have higher average debt balances under both our bank credit facility relative to acquisitions and under our senior subordinated notes for the full nine months ended. Net of acquisitions, our interest expense for the nine months ended September 30, 2001 was $18.2 million.

     Income Tax Expense. Income tax expense was ($0.5 million) and $2.3 million for the nine months ended September 30, 2001 and 2000, respectively. The difference was due primarily to the decrease in taxable income as discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million net of the income tax benefit of $3.2 million for the nine months ended September 30, 2000, relates primarily to the write off of unamortized deferred financing costs and payment of a 1% premium relative to the repurchase of our 9 1/2% senior subordinated notes in March, 2000.

     Net Income (loss). Net loss was $2.5 million and $6.7 million for the nine months ended September 30, 2001 and 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Net sales were $92.5 million and $63.4 million for three months ended September 30, 2001 and 2000, respectively, an increase of $29.1 million or 45.9%. This large increase was due to businesses acquired in the fourth quarter of 2000. Excluding acquisitions, net sales for the three months ended were $64.5 million, or $0.9 million and 1.1% above last year. Most of this growth came from sales of our products for construction applications as we benefited from a stable housing market and gains in retail DIY business. Our industrial business was mixed reflecting higher aerospace sales, but lower demand for our products in the automotive, manufactured housing and RV markets. Our sales of products for packaging, converting and graphic arts applications were slightly lower than 2000.

     Costs of Goods Sold. Cost of goods sold was $66.2 million and $44.8 million in the third quarter of 2001 and 2000, respectively, an increase of $21.4 million, or 47.7%. This large increase was due to businesses acquired in the fourth quarter of 2000. Net of acquisitions, cost of goods sold for the three months ended was $44.1 million, a decrease of $0.7 million or 1.5% from the prior year. Gross margin as a percentage of net sales declined from 29.2% in 2000 to 28.6% in the current year. The gross profit margins of the businesses acquired in the fourth quarter of 2000 are not as high as the gross margins earned in our other businesses. In addition, we incurred some extra manufacturing expenses in the three months ended September 30, 2001 to support the transition of production from plants scheduled to be closed to other locations. Net of acquisitions, gross margin percentage was 29.5% for the three months ended September 30, 2001. The increase was due primarily to selective price increases for our products and positive impacts of cost actions taken in the current year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $18.4 million and $12.8 million for the three months ended September 30, 2001 and 2000, respectively. This large increase was due to businesses acquired in the fourth quarter of 2000. The 2001 expenses also include $0.3 million of severance costs related to employee reductions implemented in the quarter. As a percentage of net sales, selling general and administrative expense for the quarter ended decreased to 19.9% in 2001 from 20.2% in the prior year. Net of acquisitions, selling, general and administrative expenses were $13.7 million and increased as a percentage of net sales to 21.2%. Approximately one half of the increase was due to severance costs incurred in the quarter.

     Interest Expense. Net interest expense was $6.8 million and $5.3 million in the three months ended September 30, 2001 and 2000, respectively. The increase in interest expense was due primarily to higher average debt balances under our bank credit facility relative to acquisitions. Net of acquisitions, our interest expense for the second quarter of 2001 was $5.7 million.

     Income Tax Expense. Income tax expense was $1.3 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively.

     Net Income (Loss). Net income (loss) was ($0.1) million and $0.1 million for the three months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $10.6 million in the first nine months of 2001. Net loss of $2.5 million adjusted for non-cash charges, such as depreciation and amortization and amortization of deferred financing costs was approximately $12.8 million. Accounts payable and other liabilities increased $6.3 million to partially offset an increase in accounts receivable of $11.5 million. The increase in accounts receivable was consistent with the increase in net sales in the third quarter as compared to the fourth quarter of 2000. Inventory balances decreased $2.0 million at September 30, 2001.

     Net cash used in investing activities was $12.4 million for the nine-months ended September 30, 2001. Capital additions to property, plant and equipment totalled $6.2 million. We paid $4.6 million relative to acquisitions completed in the fourth quarter of 2000 including $2.8 million in additional consideration to Croda International Plc. relative to the results of certain of the acquired businesses. The Company had accrued for the $2.8 million as part of the acquisition cost at December 31, 2000.

     In June, 2001, the Company completed the purchase of certain sales activities and inventory of IMPAG, a long standing European distributor of certain of our products for approximately $1.7 million. Consideration is payable in four installments. We paid $0.5 million in July 2001. Approximately $0.3 million is due in January, 2002 and $0.5 million is due in January 2003 and 2004. We expect this acquisition to increase annual sales and operating income by $1.0 million and $0.5 million respectively.

     Net cash used in financing activities was $1.5 million. Debt at September 30, 2001 consisted of $149.1 million principal amount of 11 7/8% Senior Subordinated notes, $71.3 million drawn under Term Loan A of our credit facilities, $18.5 million drawn under our credit facilities and $1.1 million drawn under a $1.1 million sub-facility obtained by our Singapore-based sales office. We had approximately $30.4 million available under the Credit Facility. We also had approximately $5.1 million outstanding of other indebtedness, including capital leases. The current portion of our borrowing was $35.5 million at September 30, 2001 and includes scheduled debt payments in the coming year plus borrowings under the revolving credit facility.

     We have a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Management currently anticipates capital expenditures will be approximately $8.0 million in 2001 and approximately $8.0 million in 2002. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no binding agreements or commitments with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, management does not expect capital expenditure requirements to increase materially in the foreseeable future.

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

INFLATION

     In the past year costs of certain of our raw materials have risen sharply. To offset the impact of such increases we raised our prices selectively. In the last quarter, we believe that our price increases were sufficient to recover new material cost increases but without a margin. We believe that our raw material costs largely stabilized in the first half of 2001 but at higher levels than previously experienced. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of November 14, 2001. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 14, 2001 or to reflect the occurrence of unanticipated events.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of November 14, 2001 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt primarily, under our credit agreement, and fixed rate debt primarily, under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At November 14, 2001 approximately 63% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the London interbank borrowing rate (LIBOR), while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. We estimate that an immediate 100 basis point rise in interest rates and our indebtedness at November 14, 2001, would not have a material impact on our financial position, results of operations or cash flows.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: November 14, 2001                   Officer