Form 10-K405
period 2001-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2002-03-29
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2001
                                  OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     On March 29, 2002, the registrant had 1,441,239 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

     Approximately 75% of the voting common stock and of the non-voting common stock of the registrant is held by an affiliate of the registrant.

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

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                                              PART OF FORM 10-K INTO
                                             DOCUMENT                           WHICH INCORPORATED
                                             --------                         ----------------------
None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

                                     PART I

     We are a leading developer, producer and distributor of adhesives, sealants and coatings for use in three primary end markets: industrial; packaging, converting and graphic arts; and construction. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. We frequently design our products in cooperation with our customers to meet unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

     We are headquartered in Chicago, Illinois, and were formed as a limited partnership by Robert B. Covalt and other investors in 1995 to acquire and consolidate specialty chemicals businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. In 1997, we organized our business into a corporation. We have successfully expanded our business through ten strategic acquisitions. Currently, our business is comprised of the Commercial segment and the Construction segment. Our commercial business manufactures a range of products for industrial markets, including high-performance specialty adhesives and coatings for automotive, aerospace, recreational vehicle, manufactured housing, air handling and transportation textile applications. Our Commercial business also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment manufactures branded caulk, sealants and adhesives for professional contractors and do-it-yourself applications. We plan to continue our growth through a combination of new product development, continued market penetration, international expansion and, in the longer term, strategic acquisitions.

DEVELOPMENTS

     During 2001, we made significant strategic progress. We completed many significant integration activities associated with three acquisitions (Croda, Imperial and Aurachem) which were completed in late 2000, including the closure of two facilities, integration of four remaining facilities and start up of a green-field manufacturing site in Brazil. We completed a headcount reduction plan to reduce indirect headcount by approximately 10% to improve our cost position. Several of our subsidiaries were formerly independent companies or business divisions of other companies that we have acquired. A part of our integration activities has been directed towards incorporating these separate businesses or divisions into Sovereign's market focused business units and building Sovereign's corporate branding by bringing these businesses or divisions under the Sovereign umbrella.

     There were disappointments in 2001, primarily related to the economic environment. Our financial performance fell short of management's expectations. We experienced the most challenging specialty chemical industry conditions in recent history, with end-market demand down and high raw material costs early in the year. The economy in 2001 was significantly weaker than expected, and a second-half recovery expected by management early in the year, did not come about. The poor economic climate hurt our financial performance during 2001 by contributing to increased bad debts and increased receivable days outstanding.

     In early 2002, we bolstered our management team, hiring new heads for our Industrial division and Packaging Converting and Graphic Arts division. The head of Packaging Converting and Graphic Arts is also Corporate Executive Vice President and Chief Operating Officer.

     We are taking aggressive action in a number of areas. We are increasing productivity through further manufacturing actions, improved warehouse logistics and product line rationalization. We continue our focus on standardizing business processes and corporate identity to reduce internal and external complexity.

     Despite the difficult economic conditions in 2001, we continued to generate solid cash flow. During 2001, we decreased our net debt position (total debt minus total cash) and invested in future growth through a normal level of capital expenditures as well as the completion of a small acquisition.

     We believe that the actions we have taken have positioned Sovereign to continue its goals of top-line growth driven by the leveraging of technologies, expanding geographic reach and utilizing existing customer relationships to create customers for other products in the Sovereign portfolio.

INDUSTRY OVERVIEW

     The adhesives, sealants and coatings segment of the specialty chemicals industry is a large global segment, which has historically exhibited strong stable growth. Total sales for the adhesives, sealants and coatings segment in the United States were approximately $28.0 billion in 2001 and $34.2 billion in 2000. This was a decline of 3.7% from 2000 levels. Over the next five years its forecast to grow at an average annual rate of 7.5% per year from the depressed 2001 level. Adhesives are replacing mechanical fasteners in many manufacturing processes, and adhesives and sealants can reduce weight and parts requirements and provide superior performance characteristics such as protection against corrosion and vibration. In addition, we expect international sales of adhesives, sealants and coatings to grow due to increased use in developing markets.

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

     Long term future growth for the U.S. adhesives, sealants and coatings segment is expected to result from the following factors:

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

     International Sales. International sales of adhesives, sealants and coatings are also expected to grow due to increased use of these products internationally. Total worldwide sales for adhesives, sealants and coatings were approximately $91 billion in 2001. In 2001, the United States accounted for approximately 31% of worldwide sales, while Europe accounted for approximately 33% of worldwide sales and Japan accounted for approximately 10% of worldwide sales. Sales to the remainder of the world accounted for approximately 25% of total segment sales. Growth is expected in developing markets, particularly in the Far East, Eastern Europe and Latin America.

COMPETITIVE STRENGTHS

     We believe we have the following competitive strengths:

     Leadership Positions in Attractive Market Niches. We enjoy leadership positions in growing, value-added market niches as a result of our customer-driven product development, reputation for quality, high levels of customer service and brand name recognition. Our brand and trade names are particularly well recognized among our customers, and include OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(TM), Dualite(R), Hybond(R), Proxseal(TM), Bondrite(TM), NailPower(TM) and Proxmelt(TM). We believe our leadership positions, technological expertise and strong customer relationships provide us with significant advantages in the development of new products and the penetration of new market niches.

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

     Strong Customer Relationships. Our business teams work hand-in-hand with our customers to develop innovative, high-performance solutions to satisfy current and future needs. By directly involving customers in the product development process, we strengthen our relationships with them and are better able to develop products that will add value to their businesses. We sell our products to some of the world's largest companies, including Airbus Industries, Baxter International Inc., Bemis, The Boeing Company, General Motors Corporation, The Home Depot, Inc., International Paper Company, Johns Manville Corporation, Lowe's Companies, Inc. and RR Donnelly. Many of our industrial, overprint coatings and flexible packaging products have been certified through rigorous, customer-specific technical and regulatory approval processes. Once our products have been approved, our customers are often unwilling to switch to another supplier because of the significant costs involved. Our relationships with retailers and professional distributors of our housing repair, remodeling and construction products are strengthened by our broad product line, strong brands and reputation for quality.

     Broad Product Offerings and Diverse Customer Base. We manufacture over 7,000 products that are sold through multiple distribution channels to over 7,000 customers for a wide variety of applications. In 2001, no single customer accounted for over 3% of our net sales, and our top 20 customers accounted for less than 22% of our net sales. This diversity of customers, products and distribution channels provides us with a broad base from which to increase sales and expand customer relationships, and reduces exposure to any particular customer, end market or geographic region.

     Proven Management Team. Our strong management team, led by Robert B. Covalt, averages over 23 years of experience in the specialty chemicals industry. Current members of management hold approximately 15% of our equity on a fully diluted basis. As part of our philosophy, management seeks to foster an entrepreneurial environment, which empowers employees and encourages and rewards individual initiative. This philosophy has been successful in generating top-line growth. Since inception, our management team has successfully executed and integrated ten strategic acquisitions. From 1996 to 2001 we increased our annual net sales from $37.8 million to $356.9 million through acquisitions and internal growth.

BUSINESS STRATEGY

     Continued Focus on Niche Products in Attractive Markets. We will continue to develop product offerings for value-added, end-use applications with attractive growth prospects, including

        - structural adhesives

        - flame-retardant adhesives and coatings

        - food and medical packaging adhesives and coatings

        - environmentally friendly products

     Pursue Strategic Acquisitions. We have successfully grown through acquisitions and in the long-term our strategy is to continue to pursue additional strategic acquisitions that will allow us to further increase sales in targeted markets. We believe that the high degree of fragmentation in the global adhesives, sealants and coatings segment will continue to provide suitable acquisition candidates. As noted above, in 2001, we completed many significant integration activities associated with three strategic acquisitions completed in late 2000 and we will continue to focus on the many opportunities that these acquisitions have presented. We also completed the purchase of the inventory and distribution business related to our products of IMPAG, a long standing European distributor of our products in July 2001.

     Potential acquisition candidates are evaluated based upon our ability to:

        - expand our product line and customer relationships

        - enhance our product development capabilities

        - market products through new or expanded distribution channels

        - increase utilization of our available manufacturing capacity

        - generate cost savings

        - add to our technology portfolio

        - open new market opportunities

     Acquisitions continue to be a significant part of our long-term growth plan. However, in the short-term we have put acquisition activity on hold so that we can focus our attention on operating performance.

     Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced revenue opportunities, cost savings and improved cash flow through:

        - lowering working capital levels by optimizing SKU counts, better managing inventory and improving customer receivable collections

        - improving manufacturing and distribution operations

        - cross-selling our products across the broader distribution and customer network that we have developed through our acquisitions

        - consolidating freight purchases to increase purchasing economies of scale

     Increase International Presence. We believe we have significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. While sales of adhesives, sealants and coatings outside the United States in 2001 represented approximately $63.0 billion or 69% of the worldwide market, our net sales outside the United States represented approximately 15% of our net sales for 2001. In addition, international sales are expected to benefit from the increased use of adhesives, sealants and coatings in developing markets. We have expanded our global sales, particularly in Europe and Latin America, as a result of our recent acquisitions. We have manufacturing operations in Mexico, Brazil, the United Kingdom and Belgium. We have sales and technical offices in the U.K., Italy, Canada, Sweden, France, Switzerland and Singapore. Our principal office for our European operation is in the UK.

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. The Commercial segment consists of the Industrial and Packaging Converting and Graphic Arts divisions. The table below sets forth selected applications as categorized within our reportable segments:

SEGMENT                                                     SELECTED APPLICATIONS
-------                                                     ---------------------
COMMERCIAL:
  Industrial Division........................   Aerospace composite and foaming adhesives
                                                Automotive structural, friction and trim
                                                adhesives Commercial insulation adhesives and
                                                coatings Flame-retardant textile adhesives
                                                and coatings High pressure laminate bonding
                                                adhesives Soft goods bonding adhesives
  Packaging, Converting & Graphic Arts
     Division................................   Blister packaging adhesives and coatings
                                                Bookbinding adhesives
                                                Food and product packaging adhesives and
                                                coatings
                                                Food packaging laminating adhesives
                                                High gloss, scratch and abrasion resistant
                                                coatings
                                                Radiation cured coatings for selected
                                                printing & packaging adhesives
CONSTRUCTION.................................   Aluminum and vinyl siding sealants
                                                Drywall and subflooring adhesives
                                                Tub and tile sealants
                                                Window and door sealants

COMMERCIAL SEGMENT:

     Industrial Division. Applications sold by our industrial division consist primarily of high-performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. We often develop structural adhesives in conjunction with the technical staff of our customers and they are used in many demanding automotive applications which include brake bonding and body panel assembly. Our aerospace bonding films are used to bond composite structures in commercial aircraft and meet rigid performance requirements. In addition, we manufacture and market microspheres, including Dualite(R), a lightweight inert filler that can both reduce the weight and enhance the strength of products to which it is added. Our industrial customers include Airbus Industries, Baxter International Inc., The Boeing Company, General Motors Corporation, Johns Manville Corporation, Milliken & Company and The Stanley Works.

     Packaging Converting & Graphic Arts Division. This division produces flexible packaging adhesives including: heat-activated lidding adhesives used to apply flexible paper or foil lids to plastic tubs used in the food industry, including individually packaged condiments, creamers and cream cheese tubs; film-to-film adhesives used to bond different types of plastic film, such as metalized and moisture barrier films used in snack food bags; foil or paper blister packaging for products such as pharmaceuticals, batteries, toys and tool accessories; and medical packaging adhesives. We produce a variety of high quality, high gloss, scratch and abrasion resistant coatings used on paperback book and magazine covers, decorative packaging, annual reports, catalog covers, and playing and trading cards. We are a leading manufacturer of coatings for paperback book covers and trading cards. Overprint coatings customers include printers, custom coaters and magazine manufacturers.

CONSTRUCTION SEGMENT:

     Through this segment we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications. We are a leader in aluminum and vinyl siding sealants as well as kitchen and bath sealants, offering ease of use, durability and color match capabilities. These products are marketed for do-it-yourself retail and professional applications. We offer a broad range of well-established branded products including PL(R) and Polyseamseal(R) for retail do-it-yourself applications and Pro-Series(R) and PL(R) for professional applications.

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

     We hold approximately 10 patents and trademarks, primarily in the U.S. Our products include a wide variety of technology, some of which is protected, some of which is not. No one patent or trademark or group of patents or trademarks is material to our business. Our patents and qualified formulations, in combination with our customer integrated approach to product and application design, should enhance our ability to create a sustainable, competitive advantage in the next several years. We have several brands and trademarks that are well recognized by customers, including OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(R), Dualite(R), Hybond(R), Proxseal(TM), Bondrite(TM), NailPower(TM), and Proxmelt(TM).

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

EMPLOYEES

     As of December 31, 2001, we had 1,007 employees, of whom 166 were members of unions under contracts which expire between 2002 and 2004. Approximately 819 of our employees are employed in the U.S. and approximately 188 are employed internationally. We believe that our relations with our employees are good. As of December 31, 2000, we had 1,104 employees.

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

     In connection with soil and groundwater contamination resulting from historic operations under prior ownership of our Greenville, South Carolina facility, in November 1994, the former owner of the business entered into a consent agreement with the South Carolina Department of Health and Environmental Control that requires the successors to complete investigation and remediation of soil and groundwater contamination at the site. These activities are currently projected to cost approximately $2.2 million, $1.7 million of which had been spent by December 31, 2001. Original worst case estimates indicated that the remediation could cost as much as $8.0 million. We are indemnified by the former owner with respect to this matter, as well as certain other known and unknown pre-closing environmental liabilities, subject to an overall limit well in excess of the currently estimated cost of cleanup. The former owner has agreed to conduct and finance the investigation and remediation of this matter.

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

     In connection with the 1996 acquisition of Pierce & Stevens, our environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at various other areas of the Pierce & Stevens facilities. Our current estimated total cost of investigation and remediation is in the range of approximately $3.8 to $5.0 million. This amount could be higher, depending upon the extent of required remediation. In connection with the acquisition, The Sherwin-Williams Company agreed to indemnify us with respect to this and other environmental and non-environmental pre-closing liabilities, subject to a $9.0 million overall limit. In 1998, The Sherwin-Williams Company paid us $2.7 million as indemnification for the tank farm replacement as well as a number of other environmental issues. Upon receipt of the funds, we recorded an environmental reserve in other long term liabilities and other current liabilities. To date, approximately $2.6 million has been spent to address these issues, and we currently maintain an environmental reserve of approximately $0.1 million. The 1998 settlement expressly acknowledged that the settlement does not affect our right to indemnification for matters not addressed in the settlement. In 2001, Sherwin Williams paid an additional $0.6 million toward the remediation of the Buffalo, New York facility. We have entered into a voluntary agreement with the New York State Department of Environmental Conservation with regard to the Buffalo facility remediation. Completion of this project is expected in 2002, with full funding of the estimated additional $0.5 to $0.8 million cost by Sherwin Williams.

     As part of our Imperial Adhesives Inc. acquisition, we acquired our Cincinnati, Ohio and Nashville facilities. At our Cincinnati facility we are conducting a voluntary soil and groundwater remediation project over a period of several years. This project is currently estimated to cost $1.0 million. The former owner of the site will contribute approximately two thirds of the cost of this project. If costs exceed $1.5 million, insurance totaling $10.0 million is available.

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

     As part of our acquisition of the Croda International Plc. adhesives business, we acquired our Kapellen, Belgium and Newark on Trent, United Kingdom facilities. Soil and groundwater at the Kapellen facility is contaminated with various solvents. The former owner of the site had initiated an investigation, which lead their consultant to believe that natural attenuation of this contamination might be one of the feasible options. However, in the event that active remediation is necessary, Sovereign's consultant has estimated a cost of $0.7 million. Indemnification is available for this matter from Croda International Plc., subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda acquisition agreement. In addition, under that agreement, Croda has retained responsibility for compliance with the applicable Flemish statute on soil clean-up and any other applicable laws concerning the transfer of the Kapellen facility.

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

     As is the case with manufacturers in general, if a release of hazardous materials occurs at real property owned or operated by us or our predecessors or at any off-site disposal location utilized by us or our predecessors, we may be held strictly, jointly and severally liable for cleanup costs and natural resource damages under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar environmental laws. Typically, liability at such sites is shared by all of the viable responsible parties based on their relative contribution of waste to the site. We have been named potentially responsible parties under these laws for cleanup of approximately fifteen multi-party waste disposal sites, the liability for several of which has been resolved, subject to standard terms, including the ability to reopen the matter, found in these kinds of settlements. Due to what we currently believe is our relatively minor contribution of waste to these sites, we do not believe that our liability with respect to these sites will have a material adverse effect on our business, financial condition or results of operations. In addition, the agreements with former owners of our business include indemnification for these issues.

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

BACKLOG

     Most orders for our products are received and shipped in the same month. Total backlog orders at December 31, 2001 were approximately $12.0 million. All 2001 backlog orders are expected to be filled within the current year. Backlog orders at December 31, 2000 were $13.7 million.

PRODUCTION

     The production of adhesives, sealants and coatings is a multi-stage process which involves extensive formulation, mixing and, in some cases, chemical synthesis. Following one or more of these processes, the product is packaged in totes, drums, pails, cartridges or other delivery forms for sale based upon the customer's requirements. Our principal manufacturing processes are blending, polymerization, extrusion and film coating. Blending consists of dissolving or dispersing various compounds in organic solvents, water or solvent-free systems. In polymerization, vinyl, acrylic and urethane polymers are synthesized in closed reactor systems. Extrusion consists of feeding formulated materials through an extruder to compound pressure sensitive and hot melt products. Film coating consists of transferring blended formulations onto release paper or polyethylene liners to produce thin films of pressure sensitive, hot melt and epoxy products. Many of our manufacturing processes can be performed at more than one of our facilities.

ITEM 2. PROPERTIES

     We operate the manufacturing plants and facilities described in the table below. Management believes that our plants and facilities are maintained in good condition and are adequate for its present and estimated future needs.

     Listed below are the principal manufacturing facilities that we operate.

                                                           OWNED/       SQUARE
LOCATION                                                  LEASED(1)     FOOTAGE       SEGMENT
--------                                                  ---------     -------     ------------
Akron, Ohio.............................................    Owned       214,300      Commercial
Newark on Trent, United Kingdom.........................    Owned       202,400      Commercial
Mentor, Ohio............................................    Owned       175,000     Construction
Buffalo, New York.......................................    Owned       165,000      Commercial
Plainfield, Illinois....................................   Leased(4)    154,600      Commercial
Kapellen, Belgium.......................................    Owned       134,400      Commercial
Cincinnati, Ohio........................................    Owned       115,000      Commercial
Greenville, South Carolina..............................   Leased(2)    104,500      Commercial
Carol Stream, Illinois..................................    Owned        81,800      Commercial
LaGrange, Georgia.......................................    Owned        80,500     Construction
Nashville, Tennessee....................................    Owned(5)     60,000      Commercial
Kimberton, Pennsylvania.................................    Owned        55,900      Commercial
Mexico City, Mexico.....................................   Leased(3)     24,400      Commercial
Seabrook, New Hampshire/Salisbury, Massachusetts........    Owned        79,100      Commercial
Vinhedo, Brazil.........................................    Owned        13,800      Commercial

------------------------------

(1) All of our owned facilities (other than the Nashville property) are subject to mortgages pursuant to the credit facility. In addition, the Seabrook, New Hampshire/Salisbury, Massachusetts property is subject to mortgages relating to the financing of the acquisition of the property.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 2004.

(4) Lease expires December 31, 2014.

(5) Not currently operating. We intend to sell this property.

     Our executive offices are located in Chicago, Illinois. We also have sales and technical offices in Singapore, United Kingdom, Canada, Sweden, France, Italy and Brazil.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 29, 2002, we had 104 holders of record of voting common stock and 2 holders of record of non-voting common stock. There is no public trading market for our equity securities. We have not historically declared dividends and do not anticipate paying cash dividends on common stock in the forseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

     The following table presents our selected historical financial data at the dates and for the periods indicated. The data for each of the years presented are derived from our audited financial statements. The information set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere herein.

                                                            SOVEREIGN SPECIALTY CHEMICALS, INC.
                                          ------------------------------------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2001           2000           1999           1998           1997
                                          ------------   ------------   ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $356,701       $265,833       $243,273       $215,977       $134,771
Cost of goods sold......................     259,253        186,393        168,415        148,681         92,889
                                            --------       --------       --------       --------       --------
Gross profit............................      97,448         79,440         74,858         67,296         41,882
Selling, general and administrative
  expenses..............................      78,015         57,582         48,350         46,418         30,294
Special charges.........................          --             --         14,153             --             --
                                            --------       --------       --------       --------       --------
Operating income........................      19,433         21,858         12,355         20,878         11,588
Interest expense, net...................      26,990         21,276         15,076         14,712          9,080
Loss on sale of business................          --             --             --          1,025             --
                                            --------       --------       --------       --------       --------
Income (loss) before income taxes and
  extraordinary item....................      (7,557)           582         (2,721)         5,141          2,508
Income tax expense (benefit)............      (1,500)         1,418          4,218          3,494          1,315
                                            --------       --------       --------       --------       --------
Income (loss) before extraordinary
  item..................................      (6,057)          (836)        (6,939)         1,647          1,193
Extraordinary losses, net(1)............          --          4,828          1,055            176          1,409
                                            --------       --------       --------       --------       --------
Net income (loss).......................    $ (6,057)      $ (5,664)      $ (7,994)      $  1,471       $   (216)
                                            ========       ========       ========       ========       ========
BALANCE SHEET DATA
  (END OF PERIOD):
Cash....................................    $ 15,584       $  8,008       $ 17,005       $  5,863       $  6,413
Working capital.........................      52,003         52,345         44,311         29,739         29,618
Total assets............................     350,290        355,029        257,839        225,567        242,759
Total indebtedness......................     252,109        246,633        158,582        132,264        159,277
Stockholders' equity....................      44,058         51,262         56,616         54,194         52,053
OTHER FINANCIAL DATA:
Capital expenditures....................    $  8,040       $  5,077       $  6,280       $  4,472       $  1,834

------------------------------

(1) Extraordinary losses relate to the write-off of deferred financing costs associated and any associated premiums paid with the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes included herein.

GENERAL

     We were formed to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemical industry. We have grown through the acquisition and integration of businesses. From 1996 to 2001, we increased annual net sales through acquisitions and internal growth from $37.8 million to $356.7 million. Approximately $279.8 million of this net sales increase is attributable to acquisitions. We plan to continue our growth through a combination of new product development, continued market penetration, international expansion, and in the longer term, strategic acquisitions.

     This table describes the acquisitions since inception in March 1996.

                                          DATE OF
ACQUISITION                             ACQUISITION                 APPLICATION
-----------                             ------------                -----------
Adhesives Systems Division of B.F.      March 1996     Specialty adhesives used primarily for
  Goodrich (renamed SIA Adhesives,                       automotive, aerospace and general
  Inc.)                                                  industrial applications
Pierce & Stevens Corp.                  August 1996    Specialty coatings and adhesives for
                                                         performance-oriented niche
                                                         applications
U.S. Adhesives, Sealants and Coatings   August 1997    Adhesives and sealants primarily
  Division of Laporte PLC(1)                             utilized for housing repair,
                                                         remodeling and construction and
                                                         industrial applications
Coatings and Adhesives Division of      June 1998      Specialty polyurethane formulations
  K.J. Quinn & Co., Inc.                                 for adhesives and coatings
PL Adhesives & Sealants brand and       August 1998    Adhesives and sealants for consumer
  product line from ChemRex Inc.                         applications
Flexible packaging coating business of  April 1999     Radiation curable, water and solvent
  The Valspar Corporation                                products
Overprint coatings product line of      August 2000    Overprint coatings applications
  Aurachem, Inc.
Imperial Adhesives, Inc.                October 2000   Industrial adhesives used in
                                                         furniture, shoes, transportation,
                                                         OEM construction packaging and other
                                                         applications
Specialty Adhesives and Coatings        October 2000   Specialty coatings and adhesives for
  business of Croda International Plc                    printing and publishing, flexible
                                                         packaging and paper converting
                                                         applications.
Distribution business of Sovereign      June 2001      Distributor of our flexible packaging
  products from IMPAG                                    applications

---------------

(1) The companies acquired from Laporte PLC comprised Laporte Construction Chemicals North America, Inc., which was renamed OSI Sealants, Inc., Evode-Tanner Industries, Inc., which was renamed Tanner Chemicals, Inc.

     The operating results of acquired businesses have been included in our consolidated operating results for all periods after their respective dates of acquisition.

COMPONENTS OF INCOME AND EXPENSE

     Revenue Recognition. Revenue is recognized when products are shipped to the customer and title transfers.

     Cost of Goods Sold. Cost of goods sold represents the actual cost of purchased raw materials, direct and indirect labor, warehousing and manufacturing overhead costs, including depreciation, utilized directly in the production of products for which revenue has been recognized.

     Selling, General & Administrative Expenses. Selling, general & administrative expenses generally are those costs not directly related to the production process and include all selling, marketing, research and development customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal and corporate overhead expense.

CRITICAL ACCOUNTING POLICIES

     Reserve for Inventory Obsolescence. We provide allowances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period. If a customer's financial condition were to deteriorate, additional allowances may be required.

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. The Commercial segment consists of the Industrial division and Packaging, Converting & Graphic Arts division. Applications sold by the Industrial division consist primarily of high performance, specialty adhesives and coatings for automotive, aerospace. manufactured housing and textile applications. The Packaging, Converting & Graphic Arts division produces flexible packaging adhesives and coatings for a number of applications. Through the Construction segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $7.8 million, $6.8 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

     Net Sales. Net sales were $356.7 million in 2001, an increase of $90.9 million, or 34.2% over 2000 net sales of $265.8 million. Excluding the impact of acquisitions, net sales decreased slightly by $2.4 million or 0.7% in 2001. Weakness in high end printing, graphic arts and many industrial end markets more than offset the $5.9 million gain in construction segment net sales. Sales levels were also negatively impacted by continued general economic weakness in the United States during the year.

     Cost of Goods Sold. Cost of goods sold was $259.3 million in 2001, an increase of $72.9 million, or 39.1% over 2000 cost of sales of $186.4 million. Gross profit as a percentage of net sales decreased in 2001 to 27.3% from 29.9% in 2000. The decrease in gross profit as a percentage of net sales was due primarily to three factors. First, we experienced increases in certain raw material costs primarily in the first half of the year that were not fully recovered through price increases. Second, the businesses we acquired at the end of 2000 historically have lower gross margins than our other businesses. Third, we incurred additional manufacturing expenses primarily in the first half of the year to support the transition of manufacturing from the plants that were closed to our other facilities. Excluding the results of acquisitions, cost of goods sold decreased by 1.1% from the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $78.0 million in 2001, an increase of $20.4 million, or 35.5% from 2000 expenses of $57.6 million. Excluding acquisitions, selling, general and administrative expenses increased $1.3 million in 2001. As a percentage of net sales, selling, general and administrative expenses increased to 21.9% for 2001 from 21.7% in 2000. This increase was due primarily to increased goodwill amortization, and one-time expenses associated with integration actions and bad debts related to certain customers that sought bankruptcy protection from asbestos claims partially offset by management actions, including selective headcount reductions.

     Interest Expense. Net interest expense was $27.0 million in 2001 and $21.2 million in 2000. The increase in interest expense was due to the full year impact of increases in debt levels from the prior year related to acquisitions we completed in the last quarter of 2000, offset somewhat by a decrease in interest rates on credit facility borrowings.

     Income Taxes. Income tax benefit was $1.5 million in 2001. Income tax expense was $1.4 million in 2000.

     Income (loss) before extraordinary loss. Losses before extraordinary loss for the years ended December 31, 2001 and 2000 were $6.1 million and $0.8 million, due primarily to the factors discussed above.

     Extraordinary Loss (net of tax benefit). The extraordinary loss of $4.8 million in 2000 is net of the income tax benefit of $3.2 million and relates to the write off of unamortized deferred financing costs and payment of the 1% premium in connection with the repurchase of our 9 1/2% senior subordinated notes.

     Net Income (loss). Net loss for the year ended December 31, 2001 was $6.1 million an increase in net loss of $0.4 million from 2000. The increase resulted primarily from increased interest and amortization expense.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                         -------------------       DOLLAR       PERCENTAGE
                                          2001         2000        CHANGE         CHANGE
                                         ------       ------       ------       ----------
Net sales............................    $245.4       $160.4       $85.0           53.0%
                                         ======       ======
Segment profit.......................    $ 14.9       $ 18.0       $(3.1)         (17.2)%
                                         ======       ======
Segment profit margin................       6.1%        11.2%         --          (45.0)%
                                         ======       ======

     Net segment sales were $245.4 million in 2001, representing a $85.0 million increase from 2000. This increase was due solely to acquisitions completed in late 2000 being included in current year results for the full year. Segment profit was $14.9 million in 2001, representing a $3.1 million decrease from $18.0 million in 2000. We experienced higher raw material costs throughout the year. Also, gross profit margins of the acquired businesses are less than those of our existing businesses. Segment profit was also negatively impact by increased goodwill amortization relative to 2000 acquisitions and significant one-time costs relative to the integration of manufacturing to other of our facilities.

     Net of acquisitions, net sales for the Commercial segment decreased $8.2 million from prior year levels due to continued weakness in several end markets in both the Industrial and Packaging, Converting and Graphic Arts divisions, including high-end commercial printing, aerospace and manufactured housing. Net of acquisitions, segment profit decreased $1.4 million from the prior year reflecting primarily the impact of lower sales volumes and higher raw material costs.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                         -------------------       DOLLAR       PERCENTAGE
                                          2001         2000        CHANGE         CHANGE
                                         ------       ------       ------       ----------
Net sales............................    $111.3       $105.4        $5.9            5.6%
                                         ======       ======
Segment profit.......................    $ 12.3       $ 10.6        $1.7           16.0%
                                         ======       ======
Segment profit margin................      11.0%        10.1%         --            8.9%
                                         ======       ======

     Net sales for the Construction division were $111.3 million for the year ended December 31, 2001 and $105.4 million for the year ended December 31, 2000. The increase in sales in 2001 was primarily due to resilience of its end markets and strength at major retail accounts. Segment profit increased by $1.7 million and 8.9% as a percentage of net sales in the year ended December 31, 2001 primarily as a result of (higher sales volume) management actions to reduce costs and selective pricing increases.

2000 COMPARED TO 1999

     Net Sales. Net sales were $265.8 million in 2000, an increase of $22.5 million, or 9.3% over 1999 net sales of $243.3 million. Our Commercial segment accounted for essentially all growth in net sales, as net sales in the Construction segment were flat. Excluding the impact of acquisitions, net sales decreased 0.5% in 2000. Reduction of inventories by selected aerospace customers and building materials retailers and related distributors negatively impacted current year sales. Sales of manufactured housing and recreational vehicles applications decreased due to significant decreases in demand of our customers who supply those markets in the second half of 2000. These factors were partially offset by increased international sales, principally in flexible packaging applications. Sales levels in 2000 were also negatively impacted by general economic weakness in the United States during the second half of the year.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, were $57.6 million in 2000, a decrease of $4.9 million, or 7.9% from 1999. Special charges of $14.2 million, comprised principally of equity-based incentive compensation, were incurred in 1999 in connection with the December 30, 1999 sale of a controlling equity interest in us. Excluding acquisitions and compared to 1999 levels less special charges, selling, general and administrative expenses increased $3.9 million in 2000. As a percentage of net sales, selling, general and administrative expenses increased to 21.7% for 2000 from 20.0% in 1999. This increase was due primarily to increased goodwill amortization, increased management fees paid to AEA Investors Inc. and additional expenses associated with failed acquisitions.

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

     Income Taxes. Income tax expense was $1.4 million and $4.2 million in 2000 and 1999.

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

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                         -------------------       DOLLAR       PERCENTAGE
                                          2000         1999        CHANGE         CHANGE
                                         ------       ------       ------       ----------
Net sales............................    $160.4       $137.8       $22.6           16.4%
                                         ======       ======
Segment profit.......................    $ 18.0       $ 19.2       $(1.3)          (6.8)%
                                         ======       ======
Segment profit margin................      11.1%        13.9%         --          (20.1)%
                                         ======       ======

     Net sales for the Commercial division were $160.4 million and $137.8 million for the years ended December 31, 2000 and 1999, respectively. The increase of $22.6 million was due to acquisitions completed in late 2000. Segment profit was $17.9 million and $19.2 million for the years ended December 31, 2000 and 1999, respectively. The decrease in segment profit in dollars and as a percentage of sales was due primarily to lower sales of higher-margin products raw material cost increases that were only partly recovered through selling price increases.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin which is segment profit expressed as a percentage of net sales:

                                         FOR THE YEARS ENDED
                                            DECEMBER 31,
                                         -------------------       DOLLAR       PERCENTAGE
                                          2000         1999        CHANGE         CHANGE
                                         ------       ------       ------       ----------
Net sales............................    $105.4       $105.4       $  --             --
                                         ======       ======
Segment profit.......................    $ 10.6       $ 12.3       $(1.7)         13.8%
                                         ======       ======
Segment profit margin................      10.1%        11.6%         --          12.9%
                                         ======       ======       =====          =====

     Net sales for the Construction division were $105.4 million for the years ended December 31, 2000 and 1999. Net sales were approximately the same for the two years, as market-related growth was offset by reduction of inventories by certain customers. Segment profit was $10.6 million and $12.3 million for the years ended December 31, 2000 and 1999, respectively. The decrease in segment profit in dollars and as a percentage of sales was due primarily to raw material cost increases that were only partly recovered through selling price increases as well as a shift in sales mix to lower margin products.

PRO FORMA RESULTS OF OPERATIONS

     The following discusses our unaudited pro forma consolidated results of operations for 2000 and 1999, giving effect to our October 2000 Imperial and Croda acquisitions as if they had occurred at January 1, 1999.

                                                            2000        1999
                                                          --------    --------
Net sales...............................................  $353,979    $353,827
Cost of goods sold......................................   249,651     247,656
                                                          --------    --------
Gross profit............................................   104,328     106,171
Selling general and administrative expenses.............    82,008      91,870
                                                          --------    --------
Operating income........................................    22,320      14,301
Interest expense, net...................................    27,790      22,713
Income tax benefit (expense)............................     1,024      (1,940)
                                                          --------    --------
Loss before extraordinary loss..........................    (4,446)    (10,352)
Extraordinary loss, net of tax..........................    (4,828)     (1,055)
                                                          --------    --------
Net loss................................................  $ (9,274)   $(11,407)
                                                          ========    ========

     During 2000, Croda International Plc. restructured operations prior to our acquisition of the businesses in October 2000. They terminated certain employees and relocated certain manufacturing activities from Italy and Belgium to the United Kingdom and from an inefficient plant to a new leased facility in Illinois. In connection with these activities, one-time operating costs were expensed as incurred. These costs are included in the results above, but were not borne by us.

     In addition, since we did not purchase Croda International Plc.'s Ewing New Jersey plant, we leased it on a short-term basis while production was transferred to other of our plants.

     In 2001, we closed Imperial's Nashville manufacturing facility and transferred manufacturing to our existing facilities. We incurred approximately $1.1 million in costs directly attributable to the closure of the facility. We intend to sell the facility.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18.6 million in 2001. Net loss adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs and extraordinary loss accounted for approximately $14.2 million of cash flow. Additional cash provided as inventory decreased by $4.7 million and accounts payable and accrued expenses increased by $1.6 million in 2001. These increases in cash flow from operations were partially offset by an accounts receivable increase of $2.1 million.

     Net cash provided by operating activities was $11.2 million in 2000. Net loss adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs and extraordinary loss accounted for approximately $12.9 million. Accounts payable decreased $2.0 million and prepaid expenses and other assets decreased by $1.0 million in 2000. These increases in cash flow from operations were offset by decreases in accounts payable and other liabilities of $2.9 million and a net buildup of inventory levels of $1.8 million.

     Net cash used in investing activities was $16.3 million in 2001 and resulted from capital additions to property, plant and equipment of $8.0 million and acquisition costs of $8.3 million. In February 2001, we paid $2.8 million in additional consideration to Croda International Plc. based on the results of operations of certain of the businesses acquired in 2000. We incurred an additional $3.8 million of costs during 2001 related to the 2000 acquisitions of Croda International Plc and Imperial. As part of the finalization of the purchase price allocations, these costs were recorded as an increase to goodwill. Effective June 30, 2001, we completed the purchase of the distribution business related to our products of IMPAG, a long standing European distributor of products produced by Sovereign for $1.7 million. Consideration is payable in four installments. In July, 2001, we paid $0.5 million and in January, 2002 we paid approximately $0.3 million. Approximately $0.5 million is due in each of January 2003 and 2004. This acquisition was accounted for as a purchase. We recognized $1.5 million in goodwill in connection with this acquisition.

     Net cash used in investing activities was $99.6 million in 2000 and resulted from acquisitions completed in 2000 totaling $94.8 million and capital additions to property, plant and equipment of $4.8 million. The purchase of the overprint coatings product line from Aurachem Inc. in August required cash of $4.3 million. On October 11, 2000 we purchased 100% of the common stock of Imperial Adhesives Inc. for $27.3 million including transaction costs. To finance this acquisition, we borrowed $28.0 million under our Term Loan A facility. On October 31, 2000, we acquired certain assets of the global specialty adhesives and coatings business of Croda International Plc for $63.2 million, including transaction costs. We borrowed $47.0 million under our Term Loan A facility and $14.4 million under our revolving credit facility.

     Net cash provided by financing activities was $5.8 million in 2001. Net borrowings under our credit agreement were $4.6 million in the year ended December 31, 2001. We added $1.3 in acquisition notes payable relative to the IMPAG purchase.

     Net cash provided by financing activities was $79.6 million in 2000. Borrowings under our credit facilities increased by a net of $65.3 million and net cash of $20.3 million was provided by the long term debt activity described below. We paid $7.0 million relative to financing costs associated with our Credit Facilities and the issuance of our 11 7/8% senior subordinated notes in 2000.

Credit Facilities

     On December 30, 1999, SSCI Investors LLC, an entity owned by an investor group led by AEA Investors Inc., acquired approximately 75% of our outstanding capital stock directly from the former majority stockholder with the balance owned by other investors, including our current management team. In connection with SSCI Investor LLC's acquisition of a controlling portion of our common stock, we entered into a credit agreement, which has since been amended. As amended to date, our credit agreement provides for aggregate borrowings of $125 million, including (1) a $50.0 million revolving credit facility, and (2) a $75.0 million term loan facility (Term Loan A). Borrowings under the revolving credit facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by us other than specified exceptions. The revolving credit facility will mature on December 30, 2005. Scheduled quarterly repayments of amounts outstanding under the Term Loan A facility began on September 30, 2001 and through December 31, 2003 amount to 50% of the amount outstanding under that facility on September 30, 2001. The remaining 50% is scheduled to be repaid in equal quarterly payments through December 30, 2005. At December 31, 2001 we had $67.5 million outstanding under our Term Loan A facility, $29.6 million drawn under our revolving credit facilities, including $0.9 million drawn under a $1.1 million subfacility for our Singapore-based sales office and approximately $2.0 million of outstanding letters of credit. At December 31, 2001, we had approximately $18.5 million of borrowing availability which, after giving effect to the amendment discussed below, left us with $8.5 million of effective availability.

     At December 31, 2001, we were not in compliance with the financial covenants under our credit agreement. As a result, on March 1, 2002, we and our lenders amended our credit agreement. The most significant effects of the amendment are:

     - amendment of our financial covenants to decrease the restrictiveness of those covenants for the quarter ended December 31, 2001 and each of the fiscal quarters in 2002,

     - a new covenant by us to maintain borrowing availability under our revolving credit facility (a) of at least $10.0 million at all times prior to December 31, 2002 and (b) of at least $12.5 million from December 31, 2002 through March 31, 2003 (the practical effect of this covenant is to reduce our revolving credit availability by $10.0 million and $12.5 million and to effectively increase the cost of our standby commitment fee),

     - a limitation on the use of advances under the revolving credit facility to prohibit the use of advances for, among other things, acquisitions and investments in non-guarantor, offshore entities, other than very limited amounts,

     - an increase of 50 to 100 basis points, depending on our leverage level, in the applicable margin included in our interest rates,

     - amendment of our investment covenant to prohibit any significant acquisitions unless only capital stock is used as the purchase consideration and, if the acquisition is completed before April 1, 2003, no indebtedness is assumed or acquired (the practical effect of this amendment is to prohibit any significant acquisition prior to April 1,
       2003), and

     - a decrease in our permitted levels of capital expenditures and indebtedness outside the credit facilities.

     Borrowings under the credit facilities bear interest at a rate per annum equal, at our option, to either (1) the higher of (a) the current base rate as offered by JPMorgan Chase or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a eurodollar rate plus an applicable margin. The applicable margin is based on our ratios of total debt to earnings before interest taxes, depreciation and amortization, or EBITDA, (which is more specifically defined in our credit agreement) and senior debt to EBITDA and varies for revolving credit facility borrowings and for loans under the Term Loan A facility, from 2.50% to 3.75% for eurodollar rate loans and from 1.50% to 2.75% for base rate loans. Our credit ratings do not affect the interest rates for our borrowings under our credit facilities.

     Our credit facilities obligate us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our credit facilities include covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. We must also comply with several financial and other covenants, including that we maintain at the end of each fiscal quarter, the following criteria as specifically defined in our credit agreement:

                                                              LEVEL REQUIRED AT END OF FISCAL QUARTER ENDING
                                      ACTUAL AT    --------------------------------------------------------------------
                                      DEC. 31,     DEC. 31,    MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,
                                        2001         2001        2002        2002        2002        2002        2003
                                      ---------    --------    --------    --------    --------    --------    --------
Total Debt to EBITDA(1)...........     6.17:1       6.25:1      6.50:1      6.50:1      6.50:1      5.75:1      5.00:1
Senior Debt to EBITDA.............     2.52:1       2.55:1      2.55:1      2.55:1      2.55:1      2.10:1      2.50:1
Interest Coverage Ratio(2)........     1.60:1       1.55:1      1.50:1      1.50:1      1.55:1      1.65:1      2.25:1
Fixed Charge Ratio(3).............     0.99:1       0.95:1      0.75:1      0.75:1      0.80:1      0.85:1      1.15:1

-------------------------
(1) EBITDA is defined in our credit agreement.

(2) A ratio of EBITDA to interest expense.

(3) A ratio of EBITDA to the sum of interest expense, principal payments on indebtedness and capital expenditures.

     Each of these covenants continues for the term of the credit agreement at the latest level above, or a more restrictive level. A deterioration in our current operating performance could result in our failure to satisfy our financial covenants. In addition, unless our operating performance significantly improves during 2002, we may not satisfy the financial covenants at March 31, 2003. A failure by us to satisfy the covenants under the credit agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. Our obligations under our credit facilities are secured by substantially all of our assets and are guaranteed by all of our domestic subsidiaries.

Senior Subordinated Notes

     SSCI Investors LLC's acquisition of our common stock constituted a change of control under the terms of the indenture relating to our 9 1/2% senior subordinated notes due 2007 and, as a result, we were required to make an offer to purchase for cash any and all of the outstanding $125.0 million principal amount of 9 1/2% notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase was completed on March 6, 2000 with the repurchase of the entire $125.0 million principal amount of 9 1/2% notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the credit facilities. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of 11 7/8% senior subordinated notes due 2010 in a private placement to qualified institutional investors in accordance with Securities and Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The privately placed 11 7/8% Senior subordinated notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The cash proceeds from this private placement of notes of approximately $143.8 million were used to repay amounts drawn under our credit facilities for the repurchase of the 9 1/2% notes and for general corporate purposes.

     At December 31, 2001 the aggregate principal amount of 11 7/8% Senior Subordinated notes was $149.1 million. The 11 7/8% senior subordinated notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

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

Liquidity and Capital Requirements

     We have a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for the Company. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.0 million in 2001 and management currently anticipates capital expenditures will be approximately $8.0 million in 2002 and approximately $9.5 million in 2003. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, due to the terms of our credit agreement we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     The following summarizes certain of our contractual obligations at December 31, 2001 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.

                                                                   PAYMENTS DUE BY PERIOD
                                                     ---------------------------------------------------
                                                                LESS THAN     1-3       4-5       AFTER
                                                      TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
                                                      -----     ---------    -----     -----     -------
Long-term debt(3)................................    248,819     16,288      35,077    48,310    149,144
Operating leases(4)..............................     12,393      1,745       2,900     2,087      5,661
Capital leases(5)................................      4,825        801       1,414     1,474      1,136
     Total.......................................    266,037     18,834      39,391    51,871    155,941

-------------------------
(3) Represent principal amounts, but not interest. See Note 7 to the Consolidated Financial Statements.

(4) As described in Note 11 to the Consolidated Financial Statements.

(5) Represents minimum future payments. See Note 12 to the Consolidated Financial Statements for further discussion.

     Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the notes, the credit facilities and other indebtedness through December 31, 2002. As discussed above, our operating performance will need to improve significantly in order for us to comply with our financial covenants under our credit facilities at March 31, 2003. As a result, our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     In the second half of 2000, the costs of certain of our raw materials rose sharply. To offset the impact of such increases we raised our prices where possible. The costs of certain raw materials continued increasing during the first half of 2001, but stabilized by mid year. To offset these increases we raised our prices selectively. We believe that our price increases were sufficient to recover new raw material cost increases, but without margin. During the second half of 2001 some raw material costs decreased, however, a portion of this relief was used to meet competitive pressures and maintain market share. There can be no assurance, however, that our business will not continue to be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report. Some of the factors that could cause or contribute to such differences include:

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 29, 2002. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 29, 2002 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of March 29, 2002 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt primarily, under our credit agreement, and fixed rate debt primarily, under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At March 29, 2001 approximately 60% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the London interbank borrowing rate (LIBOR), while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. We estimate that an immediate 100 basis point rise in interest rates and our indebtedness at March 29, 2001, would not have a material impact on our financial position, results of operations or cash flows.

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

             NAME                AGE                            POSITION*
             ----                ---                            ---------
Robert B. Covalt...............  70    Chairman, Chief Executive Officer and Director
John R. Knox...................  36    Executive Vice President and Chief Operating Officer of
                                       Sovereign
John R. Mellett................  52    Vice President, Chief Financial Officer, Chief Accounting
                                       Officer and Treasurer
Louis M. Pace..................  30    Vice President -- Business Development and Information
                                       Technology
Martyn Howell-Jones............  64    Vice President -- International
Richard W. Johnston............  55    Vice President -- Science & Technology
Paul Gavlinski.................  55    Vice President -- Manufacturing and Engineering
Karen K. Seeberg...............  49    Vice President -- Human Resources
Karl D. Loos...................  51    President -- Industrial Division, Commercial Segment
Gerard A. Loftus...............  47    President of SIA Adhesives and Tanner Chemicals
Peter Longo....................  42    President -- OSI Sealants Inc.
Patrick W. Stanton.............  34    Principal Accounting Officer, Assistant Secretary and
                                       Assistant Treasurer
John L. Garcia.................  45    Director
John D. Macomber...............  74    Director
Robert H. Malott...............  75    Director
Thomas P. Salice...............  42    Director
Norman E. Wells, Jr. ..........  53    Director

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

     John R. Knox has served as Executive Vice President and Chief Operating Officer of the Company from February 2002. Prior to joining our company, Mr. Knox was President of the European, Middle Eastern and African operations for Valspar Corporation's packaging and industrial coatings businesses. Mr. Knox has a B.S. in Chemical Engineering from the University of Virginia and an MBA from Harvard University.

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

     Louis M. Pace has been our Vice President of Business Development since November 2000 and Vice President of Information Technology since October 2001. He had been Vice President -- Mergers & Acquisitions since March 1999 and has served as our Director of Mergers & Acquisitions since January 1998. From August 1996 to December 1997, he served as our Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with First Chicago Equity Capital. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

     Karl D. Loos has served as President -- Industrial Division since January 2002. Mr. Loos previously served as a director from August 1996 until December 1999 and from February 2000 until January 2001. Mr. Loos founded Garnett Consulting in 1996. From 1977 to 1996, Mr. Loos was employed at Arthur D. Little & Co in Boston, Massachusetts, most recently as Vice President and Managing Director of Process Industries Consulting and Director of the Strategic Planning practice. Mr. Loos received his undergraduate degree from Dartmouth College and an M.B.A. from Harvard Business School.

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

     Richard W. Johnston has served as our Vice President -- Science and Technology since March 1997 and as Executive Vice President of Pierce & Stevens since 1995. From 1992 to 1995, Mr. Johnston served as Vice
President -- Technology of Pierce & Stevens. Prior to that time, Mr. Johnston served as Vice President of Pierce & Stevens' Canadian operations from 1988 to 1992. Mr. Johnston joined Pierce & Stevens in 1966 and has served in several technical capacities with expertise in coatings and adhesives technology. Mr. Johnston holds a B.S., M.S. and M.E.S. in Chemistry from the University of Waterloo, Canada.

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

     Gerard A. Loftus has served as President of Tanner Chemicals since February 1998 and President of SIA Adhesives since April 1996. From January 1995 to March 1996, Mr. Loftus served as General Manager of the Adhesive Systems Division of The B.F. Goodrich Company, the predecessor of SIA Adhesives. In 1994, Mr. Loftus served as the division business manager of the Adhesives Systems Division with responsibility for all sales, marketing and technical activities. From 1990 to 1994, Mr. Loftus was business manager of the aerospace products group of the Adhesives Systems Division. Upon joining the Adhesives Systems Division in 1986, Mr. Loftus served in a variety of capacities, including materials manager and controller. Mr. Loftus, who is a Certified Public Accountant, and holds a B.B.A. in Accounting from Ohio University and a Masters of Accountancy from Cleveland State University.

     Patrick W. Stanton has served as our Principal Accounting Officer since September 1998. From April 1998 to August 1998, he served as our Manager of Financial Planning and Control. From 1990 to March 1998, Mr. Stanton was with Arthur Andersen LLP. Mr. Stanton is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

     John L. Garcia has been a Director since December 1999. For administrative purposes, Mr. Garcia has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. Mr. Garcia is currently a Managing Director of AEA Investors Inc. and head of the firm's chemical practice. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston, where he served as Global Head of the Chemical Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsors Group. His previous experience was at ARCO Chemicals, in research, strategic planning and corporate development roles. Mr. Garcia is currently a director of Acetex Corporation and Noveon, Inc. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

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

ITEM 11. EXECUTIVE COMPENSATION

     The table below summarizes compensation information for our Chief Executive Officer and each of the four other most highly compensated executive officers of our company and/or our domestic subsidiaries for services rendered during the years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                                   -----------------------------        OTHER        SECURITIES    ALL OTHER
                                   FISCAL                              ANNUAL        UNDERLYING   COMPENSATION
                                    YEAR    SALARY($)   BONUS($)   COMPENSATION(1)   OPTIONS(#)      ($)(2)
                                   ------   ---------   --------   ---------------   ----------   ------------
Robert B. Covalt.................   2001    $311,250    $     --       $    --             --     $        --
  Chairman and Chief Executive      2000     300,000      56,250            --             --              --
  Officer                           1999     291,644     215,880            --         48,000      16,756,469
John R. Mellett..................   2001     211,250       7,740        36,000(3)          --           4,447
  Vice President and Chief          2000     200,000      17,100        36,000(3)          --           4,533
  Financial Officer                 1999     166,677      59,997        30,000(3)      15,000       2,250,862
Peter Longo......................   2001     196,000      26,083            --             --           4,952
  President OSI Sealants Inc.       2000     196,000      11,760            --             --           4,962
                                    1999     193,428      69,080            --          9,200         359,599
Gerard Loftus....................   2001     166,875       5,658            --             --           3,313
  President                         2000     150,000      12,000            --             --           3,066
  SIA Adhesives Inc., Tanner
    Chemicals Inc.                  1999     147,843      56,175            --          7,500         264,728
Richard Johnston.................   2001     163,100       5,137            --             --           4,513
  Vice President -- Technology      2000     155,000      11,538            --             --           4,515
                                    1999     153,900      56,529            --          4,000         421,217

------------------------------

(1) Except as set forth below, the aggregate amount of perquisites and other personal benefits for any of the executives named in the above table was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) For fiscal year 2001, represents matching and profit sharing contributions under the 401(K) plans in the amount of $4,447, $4,952, $3,313 and $4,513 for Messrs. Mellett, Longo, Loftus and Johnston.

(3) Reflects payments made to Mr. Mellett for living accommodations and travel expenses.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     These directors approved various actions with respect to the current compensation arrangements of our executive officers. Mr. Covalt is one of our officers. Messrs. Garcia and Salice are officers of Sovereign for administrative purposes only and are officers of AEA Investors Inc. Approximately 75% of our capital stock is owned by SSCI Investors LLC, which is owned by an investor group led by AEA Investors Inc. For a more detailed discussion of relationships between AEA Investors Inc. and Sovereign see "Certain Relationships and Related Transactions." As of March 2002, the compensation committee of our board of directors is comprised of John D. Macomber, Thomas P. Salice and Norman E. Wells.

STOCK OPTIONS

     No additional grants of options to purchase shares of our common stock during the year ended December 31, 2001 were made to the executives listed in the Summary Compensation Table.

     The following table sets forth information concerning the value of unexercised in-the-money options held for each of the executives listed in the Summary Compensation Table as of December 31, 2001.

                   AGGREGATE OPTION EXERCISES IN FISCAL 2001
                       AND FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER
                                                                         OF SECURITIES         VALUE OF
                                                                          UNDERLYING         UNEXERCISED
                                                                          UNEXERCISED        IN-THE-MONEY
                                                                       OPTIONS AT FISCAL      OPTIONS AT
                                             SHARES                       YEAR-END(#)        YEAR-END($)
                                           ACQUIRED ON      VALUE        EXERCISABLE/        EXERCISABLE/
                  NAME                     EXERCISE(#)   REALIZED($)     UNEXERCISABLE     UNEXERCISABLE(1)
                  ----                     -----------   -----------   -----------------   ----------------
Robert B. Covalt.........................       0             0          24,000/24,000           0/0
John R. Mellett..........................       0             0            6,000/9,000           0/0
Peter Longo..............................       0             0            3,680/5,520           0/0
Gerard Loftus............................       0             0            3,800/5,700           0/0
Richard Johnston.........................       0             0            1,600/2,400           0/0

------------------------------

(1) There was no public trading market for our common stock at December 31, 2001. Accordingly, these values of exercisable and unexercisable in-the-money options are based on the fair market value of our common stock as determined by our board of directors, and the applicable exercise price per share.

MANAGEMENT INCENTIVE COMPENSATION PLAN AND EMPLOYMENT AGREEMENTS

     We believe that equity and performance-based plans and programs should constitute a major portion of management's compensation so as to provide significant incentives to achieve corporate goals. We have instituted the following plans and programs for this purpose.

  Management Incentive Compensation Plan

     Selected members of our management and corporate staff judged to have the greatest impact on our economic results are eligible to participate in this plan. Participants are eligible for cash bonus awards based on our financial performance, measured in terms of revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) and working capital targets, and on individual role-specific goals. Participants in this program are assigned a percentage of their base salary as their bonus target for the then current fiscal year. Awards may be higher or lower than the target bonus as our financial performance and/or the individual's performance is above or below the level expected to achieve the target bonus. Target bonuses range from 25% to 75% of base salary dependent upon position. In addition, our chief executive officer may award participants bonuses supplemental to those earned under the plan for producing extraordinary results. The management incentive compensation plan is administered by our chief executive officer and vice president-human resources, under the general direction of the compensation committee of our board of directors.

  Employment Agreements

     We have employment agreements with Messrs. Covalt, Mellett, Longo, Loftus and Johnston effective December 29, 1999, with Mr. Knox effective February 11, 2002 and with Mr. Loos effective January 7, 2002 providing for their employment in their current capacities. Pursuant to the agreements, Messrs. Covalt, Mellett, Knox, Loos, Longo, Loftus and Johnston are entitled to annual base salaries of $315,000, $215,000, $250,000, $225,000, $196,000, $172,500 and
$163,000, respectively, and are eligible to receive an annual performance-based bonus of up to 75% in the case of Mr. Covalt, 50% in the case of Messrs. Knox and Loos and 40% for the four other named executives, of the applicable executive's base salary determined in accordance with the terms of the bonus plan adopted by our board of directors for the calendar year. Additionally, each executive is eligible for a discretionary bonus as determined by the board of directors. Under their respective employment agreements, the executives received non-qualified stock options and are entitled to participate in all health, welfare and other benefit plans we provide to our executives.

     The employment agreements for Messrs. Covalt and Mellett each provide for a term expiring on December 31, 2003. The agreements for Messrs. Longo, Loftus and Johnston provides for a term expiring December 31, 2002. The employment agreements for Messrs. Knox and Loos each provide for a term expiring on December 31, 2004. All of these agreements are subject to automatic one-year renewal terms in the absence of us or the officer giving notice to the other of its election not to renew the agreement. If we terminate an executive's employment without cause (as defined in the employment agreements), or an executive resigns with good grounds (as defined in the employment agreements), we are required to

          (1) pay the executive any unpaid portion of his base salary earned through the date of termination or resignation,

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

     The employment agreement for Mr. Knox provides for the following payments within twelve months of date of hire: a lump-sum of $100,000 for relocation costs and, on the date of Mr. Knox first anniversary with the Company, a special bonus of $275,000.

  Stock Option Plan

     The Sovereign Specialty Chemicals, Inc. Stock Option Plan provides for the grant of nonqualified stock options to our key employees and directors. The maximum number of shares of common stock underlying the options available for award under the stock option plan is 240,713 shares. Of these shares, as of March 29, 2002, 48,000, 30,000, 15,000, 15,000, 9,200, 9,500 and 4,000 were granted to Messrs. Covalt, Knox, Mellett, Loos Longo, Loftus and Johnston, respectively. Under the Plan, if any options terminate, or expire unexercised, the shares subject to such unexercised options are again available for grant under the stock option plan.

     The stock option plan is administered by the compensation committee of the board of directors. Generally, the committee interprets and implements the stock option plan, grants options, exercises all powers, authority, and discretion of the board under the stock option plan, and determines the terms and conditions of option agreements, including the vesting provisions, exercise price, and termination date of options.

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

     Pursuant to their employment agreements, Messrs, Knox and Loos were granted 30,000 and 15,000 options in 2002 at an exercise price not less than the fair market value of the grant dates.

  Employee Stock Purchase Plan

     In 2000, we adopted the Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan. Under the stock purchase plan eligible employees had the opportunity to purchase up to 20,000 shares of our voting common stock. Our employees purchased 7,045 shares at $100.00 per share. The stock purchase plan terminated in 2000.

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

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as of March 29, 2002 regarding the beneficial ownership of our voting common stock by each person known by us to beneficially own more than five percent of our voting common stock and by our directors, certain executive officers and key managers, individually, and as a group.

     As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 29, 2002 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the computation of the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for the computation of the ownership percentage of any other person. Our non-voting common stock is convertible into voting common stock, unless the holder or its affiliate is prohibited by law or regulation from holding our voting common stock. As a result, certain holders of our non-voting common stock are deemed to hold the voting common stock into which their non-voting common stock may be converted.

     In the table below, unless otherwise noted, the address of the person is care of our company.

                                                                 NUMBER      PERCENTAGE
                                                               OF SHARES     OF SHARES
                                                               ---------     ----------
FIVE PERCENT SECURITY HOLDERS
SSCI Investors LLC(1).......................................  1,624,815.75      81.7%
Robert B. Covalt(2).........................................    157,837.25      10.8%
OFFICERS AND DIRECTORS
Robert B. Covalt(2).........................................    157,837.25
John R. Knox(3).............................................            --         *
John R. Mellett(3)..........................................     19,322.04         *
Martyn Howell-Jones(3)......................................      9,695.02         *
Richard W. Johnston(3)......................................      6,800.23         *
Paul Gavlinski(3)...........................................      5,926.46         *
Karen K. Seeberg(3).........................................      3,547.50         *
Peter Longo(3)..............................................     14,331.63         *
Gerard A. Loftus(3).........................................      4,747.50
Louis M. Pace(3)............................................      5,769.00         *
Patrick W. Stanton(3).......................................      1,049.61         *
John L. Garcia(4)...........................................            --         *
Karl D. Loos(3).............................................      1,801.16         *
John D. Macomber............................................            --         *
Robert H. Malott............................................            --         *
Thomas P. Salice(4).........................................            --         *
Norman E. Wells, Jr. .......................................            --         *
All executive officers, key managers, directors as a group
  (18) persons)(2)(3)(4)....................................    226,079.90      15.7%

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

(2) Includes 47,544.61, 642.76, and 642.76 shares of common stock held by Tregooden Partners, L.P., Nautical Partners, L.P. and Serendipity Partners, L.P., respectively, which may be deemed to be beneficially owned by Mr. Covalt. Includes 24,000 shares of common stock issuable upon exercise of options granted to Mr. Covalt that are exercisable as of March 29, 2002 or 60 days thereafter.

(3) Includes shares in the following amounts issuable upon the exercise of stock options that are exercisable as of March 29, 2002 or 60 days thereafter: Mr. Mellett, 6,000 shares; Mr. Howell-Jones, 1,200 shares; Mr. Johnston, 1,600 shares; Mr. Gavlinski, 1,800 shares; Ms. Seeberg, 1,200 shares; Mr. Loftus, 3,800 shares; Mr. Longo, 3,680 shares; Mr. Pace, 3,600 shares; Mr. Stanton, 700 shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of approximately 75% of our common stock by SSCI Investors LLC, we entered into an arrangement with our former parent pursuant to which it agreed to indemnify us for any liability in excess of $2.5 million in the aggregate that is determined to be payable under a note we issued in connection with an acquisition. Our obligations under this note have been settled, for an amount less than this indemnification threshold. In addition, our former parent has agreed to provide indemnification to us in respect of various tax matters pursuant to an agreement with SSCI Investors LLC.

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

     In connection with SSCI Investors LLC's acquisition of approximately 75% of our common stock, we, SSCI Investors LLC and several members of our management entered into a shareholders agreement under which SSCI Investors LLC has agreed that, prior to the completion of an underwritten public offering of our common stock, SSCI Investors LLC will vote all shares of common stock owned or controlled by it, and will take all necessary or desirable actions within its control to (1) elect Robert B. Covalt, a director of our company and to cause Mr. Covalt to hold the position of Chairman of the Board and Chief Executive Officer of our company and Chairman of the Board of each domestic subsidiary for so long as the Covalt Family Group, as defined in the shareholders agreement, owns at least 5% of the outstanding shares of our common stock and (2) cause at least two members of the board of directors to be members of the investor group led by AEA Investors Inc. who are not also officers or employees of AEA Investors Inc. The obligation to elect Mr. Covalt to be a director and have the titles described above will terminate in specified instances when Mr. Covalt is no longer employed by the company. The management shareholders agreement also
(1) imposes certain transfer restrictions on the management parties, (2) subjects employee parties to the right of SSCI Investors LLC, in a sale of 50% or more of its ownership interest in our company, to compel other shareholders to sell a proportionate number of shares, (3) provides rights to management to participate in sales by SSCI Investors LLC, (4) provides for a call option on employees' options and subsequently acquired shares in specified termination events, (5) provides that employee parties may request that we purchase some of their stock in specified events, and (6) provides employee parties with piggyback registration rights under specified circumstances.

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

     In connection with our employee stock purchase plan, which we terminated in 2000, we repurchased 7,045 shares of voting common stock from AEA Investors Inc. at $100.00 per share. All shares repurchased were sold to our employees pursuant to the stock purchase plan at the same price per share.

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

     (d) Financial statement schedule. See Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:     /s/ ROBERT B. COVALT
                                            ------------------------------------
                                                      Robert B. Covalt
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Chicago, Illinois
March 15, 2002

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,584    $  8,008
  Accounts receivable, less allowance of $1,611 and
     $1,270.................................................      55,897      54,447
  Inventories...............................................      37,832      42,411
  Deferred income taxes.....................................       3,411       2,008
  Other current assets......................................       5,904       8,030
                                                                --------    --------
Total current assets........................................     118,628     114,904
Property, plant, and equipment, net.........................      70,021      71,267
Goodwill, net...............................................     151,999     156,897
Deferred financing costs, net...............................       8,944       9,903
Other assets................................................         698       2,058
                                                                --------    --------
Total assets................................................    $350,290    $355,029
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 30,586    $ 30,249
  Accrued expenses..........................................      18,986      23,012
  Other current liabilities.................................         364         249
  Current portion of long-term debt.........................      16,288       8,724
  Current portion of capital lease obligations..............         401         325
                                                                --------    --------
Total current liabilities...................................      66,625      62,559
Long-term debt, less current portion........................     232,531     234,364
Capital lease obligations, less current portion.............       2,889       3,220
Deferred income taxes.......................................       2,810       2,679
Other long-term liabilities.................................       1,377         945
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,239 and 1,437,239 issued and outstanding............          15          15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................           7           7
Additional paid-in capital..................................      64,078      63,678
Accumulated deficit.........................................     (18,766)    (12,709)
Accumulated other comprehensive income (loss)...............      (1,276)        271
                                                                --------    --------
Total stockholders' equity..................................      44,058      51,262
                                                                --------    --------
Total liabilities and stockholders' equity..................    $350,290    $355,029
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
Net sales...................................................  $356,701   $265,833   $243,273
Cost of goods sold..........................................   259,253    186,393    168,415
                                                              --------   --------   --------
Gross profit................................................    97,448     79,440     74,858
Selling, general, and administrative expenses...............    78,015     57,582     48,350
Special charges.............................................        --         --     14,153
                                                              --------   --------   --------
Operating income............................................    19,433     21,858     12,355
Interest expense, net.......................................   (26,990)   (21,276)   (15,076)
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary
  losses....................................................    (7,557)       582     (2,721)
Income tax expense (benefit)................................    (1,500)     1,418      4,218
                                                              --------   --------   --------
Loss before extraordinary item..............................    (6,057)      (836)    (6,939)
Extraordinary losses, net of income tax benefits............        --     (4,828)    (1,055)
                                                              --------   --------   --------
Net loss....................................................  $ (6,057)  $ (5,664)  $ (7,994)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                     RETAINED                   ACCUMULATED
                                           COMMON     ADDITIONAL     EARNINGS     MANAGEMENT       OTHER
                                COMMON     STOCK,      PAID-IN     (ACCUMULATED     NOTES      COMPREHENSIVE
                                STOCK    NON-VOTING    CAPITAL       DEFICIT)     RECEIVABLE   INCOME (LOSS)    TOTAL
                                ------   ----------   ----------   ------------   ----------   -------------    -----
Balance at January 1, 1999....   $--        $--        $55,652       $    949      $(2,535)       $   128      $54,194
Comprehensive loss:
  Net loss....................    --         --             --         (7,994)          --             --       (7,994)
  Translation adjustments.....    --         --             --             --           --            (67)         (67)
                                                                                                               -------
     Total comprehensive
       loss...................                                                                                  (8,061)
Recapitalization of capital
  stock.......................    15          7            (22)            --           --             --           --
Payments received on
  management notes
  receivable..................    --         --         (2,480)            --        2,535             --           55
Repurchase of common stock....    --         --         (3,318)            --           --             --       (3,318)
Compensation expense under
  management incentive
  plans.......................    --         --         13,746             --           --             --       13,746
                                 ---        ---        -------       --------      -------        -------      -------
Balance at December 31,
  1999........................    15          7         63,578         (7,045)          --             61       56,616
Comprehensive loss:
  Net loss....................    --         --             --         (5,664)          --             --       (5,664)
  Translation adjustments.....    --         --             --             --           --            210          210
                                                                                                               -------
     Total comprehensive
       loss...................                                                                                  (5,454)
Sale of common stock..........    --         --            100             --           --             --          100
                                 ---        ---        -------       --------      -------        -------      -------
Balance at December 31,
  2000........................    15          7         63,678        (12,709)          --            271       51,262
Comprehensive loss:
  Net loss....................    --         --             --         (6,057)          --             --       (6,057)
  Minimum pension liability
     adjustments..............    --         --             --             --           --           (433)        (433)
  Translation adjustments.....    --         --             --             --           --         (1,114)      (1,114)
                                                                                                               -------
     Total comprehensive
       loss...................                                                                                  (7,604)
Sale of common stock..........    --         --            400             --           --             --          400
                                 ---        ---        -------       --------      -------        -------      -------
Balance at December 31,
  2001........................   $15        $ 7        $64,078       $(18,766)     $    --        $(1,276)     $44,058
                                 ===        ===        =======       ========      =======        =======      =======

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                                ----       ----        ----
OPERATING ACTIVITIES
  Net loss..................................................  $ (6,057)  $  (5,664)  $ (7,994)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    19,262      13,606     10,965
     Compensation expense under management incentive
       plans................................................        --          --     13,746
     Deferred income taxes..................................      (922)       (828)       200
     Amortization of deferred financing costs...............     1,363       1,356      1,185
     Foreign exchange (gains) losses........................       458        (495)        --
     Amortization of bond discount..........................       132          80         --
     Extraordinary losses...................................        --       4,828      1,055
     Changes in operating assets and liabilities (net of
       acquisitions and disposition):
       Accounts receivable..................................    (2,159)      1,977     (4,751)
       Inventories..........................................     4,691      (1,790)    (5,350)
       Prepaid expenses and other assets....................       177         937        747
       Accounts payable and other liabilities...............     1,626      (2,853)     1,148
                                                              --------   ---------   --------
Net cash provided by operating activities...................    18,571      11,154     10,951
INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash.............    (8,261)    (94,807)   (15,769)
Purchase of property, plant, and equipment..................    (8,040)     (4,796)    (6,280)
                                                              --------   ---------   --------
Net cash used in investing activities.......................   (16,301)    (99,603)   (22,049)
FINANCING ACTIVITIES
Capital contributions.......................................       400         100         --
Payments on management notes receivable.....................        --          --         55
Proceeds from credit facilities.............................    41,840     228,352     69,861
Payments on credit facilities...............................   (37,302)   (163,000)   (42,660)
Proceeds from issuance of long term debt....................        --     148,932         --
Deferred financing costs....................................      (404)     (7,043)    (4,041)
Proceeds from acquisition notes payable.....................     1,273          --         --
Payments on acquisition notes payable.......................      (200)     (1,200)      (900)
Payments on long-term debt..................................        --    (126,250)        --
Payments on capital lease obligations.......................      (255)       (272)      (194)
                                                              --------   ---------   --------
Net cash provided by financing activities...................     5,352      79,619     22,121
Effect of exchange rate changes on cash.....................       (46)       (167)       119
                                                              --------   ---------   --------
Net increase (decrease) in cash and cash equivalents........     7,576      (8,997)    11,142
Cash and cash equivalents at beginning of year..............     8,008      17,005      5,863
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $ 15,584   $   8,008   $ 17,005
                                                              ========   =========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. NATURE OF BUSINESS

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

     The Company has two reportable segments: the Commercial segment and the Construction segment. The Commercial segment consists of the Industrial and Packaging, Converting & Graphic Arts divisions. Applications sold by the Industrial division consist primarily of high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. The Packaging, Converting & Graphic Arts division produces flexible packaging adhesives and coatings for a number of applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to fifteen years for machinery and equipment; five to fifteen years for furniture and fixtures, and 39 to 40 years for buildings. Leasehold improvements are amortized over the lesser of the lease term or 40 years. Accelerated depreciation methods are used for income tax purposes. Depreciation expense was $8,159, $5,739, and $4,591, for the years ended December 31, 2001, 2000, and 1999, respectively.

GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is being amortized using the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization of goodwill was $30,092 and $19,981 at December 31, 2001 and 2000, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing using a method which approximates the interest method. Accumulated amortization was $2,537 and $1,170 at December 31, 2001 and 2000, respectively.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets (including related goodwill and other intangible assets) on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value as determined on a discounted cash flow basis.

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

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $6.4 million, $5.2 million, and $4.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

TRANSLATION OF FOREIGN CURRENCIES

     The Company's foreign subsidiaries use the local currency of each operation's home country as their functional currency. Accordingly, assets and liabilities are translated using the exchange rates as of the balance sheet dates and the statement of operations account balances are translated using a weighted-average exchange rate during the applicable period. Adjustments resulting from such translation are included in cumulative translation adjustments, a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable and accounts payable approximate to their fair value at December 31, 2001 and 2000, due to the short-term nature of these instruments.

     The carrying amounts reported in the Company's balance sheets for variable-rate long term debt, including current portion, approximate fair-value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short term basis.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company estimates the fair value of fixed rate long-term debt obligations including current portion, using the discounted cash flow method with interest rates currently available for similar obligations. The carrying amounts reported in the Company's balance sheets for these obligations approximate fair value.

     The fair value of the Company's 11 7/8% senior subordinated notes approximated $144.0 million at December 31, 2001 based upon trading in public debt market.

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

     At December 31, 2001 and 2000, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 2001 presentation.

STOCK OPTIONS

     The Company accounts for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In accordance with APB 25, employee and director compensation expense is recognized based upon the excess of fair value of the underlying stock over the option exercise price on the measurement date, the date at which both the exercise price and the number of shares to be issued are known. The Company has elected to continue to measure compensation expense under the provisions of APB 25; however, in accordance with SFAS No. 123, Accounting for Stock Based Compensation, an estimate of the fair value of the stock options has been made by the Company to determine the pro forma effect on earnings had the provisions of SFAS 123 been applied in the financial statements (see Note 10).

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company is required to adopt SFAS No. 141 effective January 1, 2002. The initial adoption of SFAS No. 141 is not expected to have a significant effect on the Company's results of operations or its financial position.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The Company is required to adopt SFAS No. 142 effective January 1, 2002. The effect of not amortizing goodwill is expected to result in an increase to income from operations in fiscal 2002 of approximately $10.0 million. The adoption of the impairment provisions of SFAS No. 142 is not expected to have a significant effect on the Company's results of operations or its financial position.

3. BUSINESS COMBINATIONS

     Effective August 2000, the Company purchased the coatings business of Aurachem Inc. a privately owned company, for $4.3 million. In connection with the acquisition, the Company recognized goodwill of approximately $3.5 million which is being amortized over a period of 15 years.

     Effective October 2000, the Company purchased the outstanding common stock of Imperial Adhesives, Inc. ("Imperial"), a subsidiary of NS Group, Inc., for $27.3 million including transaction costs of $0.6 million. In connection with the acquisition, the Company recognized goodwill in the amount of $18.2 million which is being amortized over a period of 15 years. In 2001, the Company incurred an additional $0.2 million in transaction costs and $0.4 million in costs relative to income tax payments made for periods prior to date of acquisition. These costs were recognized as additional goodwill in 2001.

     Simultaneous with the acquisition of Imperial, the Company announced its plan to exit Imperial's Nashville manufacturing facility and utilize existing capacity, primarily at its Buffalo and Akron facilities, to manufacture Imperial product. Management incurred approximately $1.0 million in costs directly attributable to the closure of the facility which included $0.4 million of severance costs for 45 employees and $0.7 million primarily for costs to restore the land and building to saleable condition. As a result, the provision for plant closure was recorded as part of the acquisition cost. The facility was closed on July 31, 2001. The Company intends to sell the Nashville manufacturing facility.

     Effective October 2000, the Company acquired certain assets of the global specialty adhesives and coatings business of Croda International Plc. The cost of the acquisition was $66.2 million including $2.0 million of transaction costs. Additional contingent consideration of $2.8 million was paid on February 8, 2001 based on the performance of certain of the acquired operations which was included in the $66.2 million cost of the acquisition. The Company had recorded a $2.8 million liability relative to this payment at December 31, 2000. In connection with the acquisition, the Company recognized goodwill in the amount of $35.8 million in 2000 which is being amortized over 15 years.

     During 2001, the Company finalized the purchase price allocation of the Croda acquisition and recorded an additional $2.1 million of goodwill. The additional goodwill related to $0.9 million of additional acquisition costs and a $1.9 million writedown to fair value of fixed assets and inventory.

     Effective June 30, 2001, the Company completed the purchase of certain distribution activities and inventory of IMPAG, a long standing European distributor of products produced by Sovereign for $1.7 million. Consideration is payable in four installments. In July, 2001, the Company paid $0.5 million. Approximately $0.3 million will be paid in January, 2002 and $0.5 million is due in January 2003 and 2004. The Company recognized $1.5 million in goodwill.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BUSINESS COMBINATIONS (CONTINUED)

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

     The unaudited pro forma consolidated statement of operations as if the Imperial and Croda acquisitions had occurred as of the beginning of the perspective periods, would have been as follows for the years ended December 31, 2000 and 1999:

                                                                2000        1999
                                                                ----        ----
Net sales...................................................  $353,979    $353,827
Net loss....................................................    (9,274)    (11,407)

4. INVENTORIES

     Inventories are summarized as follows:

                                                                DECEMBER 31
                                                           ---------------------
                                                            2001          2000
                                                            ----          ----
Raw materials............................................  $13,508       $16,003
Work in process..........................................      544           517
Finished goods...........................................   23,780        25,891
                                                           -------       -------
                                                           $37,832       $42,411
                                                           =======       =======

5. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                               DECEMBER 31
                                                          ----------------------
                                                            2001          2000
                                                            ----          ----
Land....................................................  $  5,716       $ 5,503
Building and improvements...............................    28,761        27,730
Machinery and equipment.................................    62,522        59,844
Furniture and fixtures..................................     2,730         3,139
Construction-in-progress................................     5,238         3,268
                                                          --------       -------
                                                           104,967        99,484
Less: Accumulated depreciation..........................    34,946        28,217
                                                          --------       -------
                                                          $ 70,021       $71,267
                                                          ========       =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                DECEMBER 31
                                                             -----------------
                                                              2001      2000
                                                              ----      ----
Interest...................................................  $ 5,822   $ 6,213
Compensations and benefits.................................    4,371     6,071
Other......................................................    8,793    10,728
                                                             -------   -------
                                                             $18,986   $23,012
                                                             =======   =======

7. LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                               DECEMBER 31
                                                           -------------------
                                                             2001       2000
                                                             ----       ----
11 7/8% Senior Subordinated Notes due 2010, net of
  unamortized discount...................................  $149,144   $149,012
Credit facilities........................................    97,891     93,376
Acquisition notes payable................................     1,784        700
                                                           --------   --------
                                                            248,819    243,088
Less: Current maturities.................................    16,288      8,724
                                                           --------   --------
                                                           $232,531   $234,364
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

     On March 29, 2000, the Company completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010 (the offering). The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the SEC. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At December 31, 2001 the unamortized discount is $0.9 million.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LONG-TERM DEBT (CONTINUED)

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

Credit Facilities

     The Company's credit agreement (Credit Agreement) provides for aggregate borrowings of $125.0 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million) and (2) a $75.0 million term loan (Term Loan A) to fund acquisitions.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 2001, the Company had $29.6 million outstanding and $18.4 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit).

     Term Loan A is payable in quarterly principal installments based on a percentage of the aggregate principal balance outstanding, as defined in the Credit Agreement through December 30, 2005. Scheduled quarterly repayments of amounts outstanding under the Term Loan A facility began on September 30, 2001 and through December 31, 2003 amount to 50% of the amount outstanding under that facility on September 30, 2001. The remaining 50% is scheduled to be repaid in equal quarterly payments through December 30, 2005. At December 31, 2001, the Company had $67.5 million drawn under Term Loan A. In 2002, the Company is scheduled to repay $15.0 million under the Term Loan A. No additional borrowings are available under Term Loan A.

     The Company's effective interest rate for its borrowings under the Credit Agreement was 7.1% for the year ended December 31, 2001.

     At the Company's election, amounts outstanding under the Credit Facility and Term Loan A bear interest, payable quarterly, at either the higher of the bank's prime rate (4.75% at December 31, 2001) or the Federal Funds rate plus 1/2 of 1.00%, plus 1.00% to 1.75%, or LIBOR (1.9% at December 31, 2001) plus

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LONG-TERM DEBT (CONTINUED)

2.00% to 2.75%. The variable spread to the prime rate or LIBOR is determined by the Company's ratios of total debt to earnings before income taxes, interest, depreciation and amortization expense (EBITDA).

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

     The Company's Singapore-based sales office has a facility providing for borrowings up to approximately $1.1 million in U.S. dollars and secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2001, approximately $0.8 million was drawn on the facility.

     At December 31, 2001 the Company was not in compliance with certain of its financial covenants. On March 1, 2002 the Company completed Amendment No. 3 to its Credit Agreement (the Amendment) which, among other things, amended certain financial covenants beginning with the quarter ended December 31, 2001 and for each of the next four quarters through December 31, 2002. At March 31, 2003, the amended financial covenants return to the levels set prior to the amendment. The Amendment includes a new covenant which requires the company to maintain borrowing availability under the credit facility of at least $10.0 million at all times prior to December 31, 2002 and of at least $12.5 million from December 31, 2002 through March 31, 2003. In addition, the Amendment prohibits any significant acquisitions unless only capital stock is used as the purchase consideration and, if the acquisition is completed before April 1, 2003, no indebtedness is assumed or acquired. The Amendment increased the applicable interest rate margins noted above by 50 to 100 basis points.

Acquisition Notes Payable

     In connection with an acquisition, the Company had a $1.0 million note payable to former owners that has a maturity date of June 30, 2003. The note accrues interest at a rate of 8.5% payable on each June 30. At December 31, 2001, $0.5 million was outstanding under the note payable.

     In connection with its acquisition of IMPAG, the Company will pay $1.3 million in consideration in three installments. Approximately $0.3 million was paid in January 2002, and $0.5 million is due in January 2003 and 2004, respectively.

Annual Maturities

     Annual maturities of the Company's long-term debt are as follows at December 31, 2001:

2002........................................................  $ 16,288
2003........................................................    15,800
2004........................................................    19,277
2005........................................................    48,310
2006........................................................        --
2007 and thereafter.........................................   149,144
                                                              --------
                                                              $248,819
                                                              ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES

     The components of the provision for income taxes are as follows for the years ended December 31, 2001, 2000 and 1999:

                                                         2001       2000       1999
                                                         ----       ----       ----
Current income taxes:
  Federal...........................................    $  (774)   $ 1,707    $3,417
  State.............................................        (97)       359       601
  Foreign...........................................        293        180        --
                                                        -------    -------    ------
                                                           (578)     2,246     4,018
Deferred income taxes...............................       (922)      (828)      200
                                                        -------    -------    ------
                                                         (1,500)     1,418     4,218
Extraordinary items.................................         --     (3,219)     (703)
                                                        -------    -------    ------
Income tax expense (benefit)........................    $(1,500)   $(1,801)   $3,515
                                                        =======    =======    ======

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 2001, 2000 and 1999:

                                                        2001       2000       1999
                                                        ----       ----       ----
Income taxes at federal statutory rate.............    $(2,569)   $(2,538)   $(1,523)
State tax expense (benefit), net of federal
  benefit..........................................       (321)      (230)       359
Foreign income taxes...............................         65        180         --
Non-deductible amortization of goodwill............        866        696        487
Non-deductible stock compensation expense..........         --         --      4,151
Other..............................................        459         91         41
                                                       -------    -------    -------
Income tax expense (benefit).......................    $(1,500)   $(1,801)   $ 3,515
                                                       =======    =======    =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  DECEMBER 31
                                                               ------------------
                                                                2001       2000
                                                                ----       ----
Deferred tax assets:
  Allowance for doubtful accounts..........................    $   358    $   361
  Inventory obsolescence reserve...........................        671        419
  Inventory capitalization.................................        258          2
  Accrued expenses.........................................      2,084        792
  Deferred financing costs.................................        241        241
  Minimum pension liability................................        350         --
  Amortization of non-compete agreements...................        875        566
  Other....................................................        176        435
                                                               -------    -------
Deferred tax assets........................................      5,013      2,816
Deferred tax liabilities:
  Accelerated depreciation.................................     (2,822)    (2,486)
  Amortization of goodwill.................................     (1,147)      (751)
  Other....................................................       (443)      (250)
                                                               -------    -------
Deferred tax liabilities...................................     (4,412)    (3,487)
                                                               -------    -------
Net deferred tax asset (liability).........................    $   601    $  (671)
                                                               =======    =======

9. RETIREMENT PLANS

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. RETIREMENT PLANS (CONTINUED)

     The following tables set forth the Company's two defined benefit plans:

                                                              2001       2000
                                                              ----       ----
Change in projected benefit obligations
  Projected benefit obligation at beginning of year........  $ 2,022    $1,892
  Service cost.............................................       67        71
  Interest cost............................................      148       138
  Actuarial losses.........................................       52        31
  Benefits paid............................................     (121)     (110)
                                                             -------    ------
  Projected benefit obligation at end of year..............  $ 2,168    $2,022
                                                             =======    ======
Change in plan assets
  Fair value of plan assets at beginning of year...........  $ 2,398    $2,031
  Actual return on plan assets.............................   (1,055)      477
  Company contributions....................................       65        --
  Benefits paid............................................     (121)     (110)
                                                             -------    ------
  Fair value of plan assets at end of year.................  $ 1,287    $2,398
                                                             =======    ======
Funded status
  Funded status............................................  $  (881)   $  376
  Unrecognized net actuarial (gain) loss...................      875      (260)
                                                             -------    ------
  Prepaid (Accrued) benefit cost...........................  $    (6)   $  116
                                                             =======    ======
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid (Accrued) benefit liability......................  $  (789)   $  116
                                                             =======    ======
Weighted-average assumptions as of December 31
  Discount rate............................................      7.5%      7.5%
  Expected return on plan assets...........................     10.0%     10.0%
  Rate of compensation increase............................      4.5%      4.5%

                                                     2001      2000      1999
                                                     ----      ----      ----
Components of net periodic benefit cost:
  Service cost.....................................  $  67     $  71     $  88
  Interest cost....................................    148       138       129
  Expected return on plan assets...................   (254)     (203)     (160)
                                                     -----     -----     -----
  Net periodic benefit cost (benefit)..............  $ (39)    $   6     $  57
                                                     =====     =====     =====

     The Company sponsored several defined contribution savings plans (IRS qualified 401(k) plans) for employees of their U.S. based subsidiaries. Participation in the plans is available to all salaried and hourly employees of the Company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense under these plans of $1,583, $1,177 and $1,042 for the periods ended December 31, 2001, 2000 and 1999, respectively.

     No significant Company sponsored employee savings plans were provided to non-U.S. employees during 2001 or 2000.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. MANAGEMENT INCENTIVE PLANS

     The Company has implemented certain management incentive plans.

Stock Option Plan

     The Company's Stock Option Plan (the Plan), provides incentives to key employees and directors (including nonemployee directors) of the Company by granting them nonqualified stock options of up to 240,713 shares of the Company's common stock. The Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom options will be granted, the number of options, and other terms and conditions of the options. Options are granted at not less than the fair value on the date of grant. Options granted from the Plan are subject up to a five year vesting period and expire ten years from the date of grant. Options available for grant are 65,163 at December 31, 2001. Options to date have been granted only to employees. At December 31, 2001, 63,120 options were exercisable by employees. No options have been exercised at December 31, 2001.

     The Company has stock options outstanding as follows:

                                                                       EXERCISE
                                                             OPTIONS     PRICE
                                                             -------   --------
Balance at January 1, 2000.................................  153,050   $ 129.50
Granted....................................................   24,500   $ 129.50
Forfeitures................................................   (9,500)  $ 129.50
                                                             -------   --------
Balance at December 31, 2000...............................  168,050   $ 129.50
Granted....................................................   25,500   $ 129.50
Forfeitures................................................  (18,000)  $ 129.50
                                                             -------   --------
Balance at December 31, 2001...............................  175,550   $ 129.50
                                                             =======   ========

     As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the options under the Company's Plan. Accordingly, compensation expense has only been recognized for options with an exercise price below the market value at the date of grant. Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for non-public companies), pro forma net loss would have been approximately $0.6 million higher than the net loss reported in the statement of operations for the year ended December 31, 2001.

     The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rates ranging from 6.4% to 6.8% and expected award lives of up to ten years for 2001. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

     Because the Company's options have characteristics significantly different from those of traded stock options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its awards.

Employee Stock Purchase Plan

     In January 2000, the Company adopted its Sovereign Specialty Chemicals, Inc. Employee Stock Purchase Plan in order to provide incentives to salaried employees (excluding executives who participate directly in the Sovereign Specialty Chemicals, Inc. Stock Option Plan) by providing them the opportunity to purchase up to 20,000 shares of common stock of the Company. The compensation committee of the Board of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. MANAGEMENT INCENTIVE PLANS (CONTINUED)

Directors administered the plan. The plan terminated on April 30, 2000. The Company's employees purchased 7,045 Class A common shares.

11. OPERATING LEASES

     The Company leases buildings, machinery and equipment under operating leases which expire on various dates through 2014. Rent expense for all operating leases was $1,849, $873 and $530 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows:

2002........................................................  $ 1,745
2003........................................................    1,517
2004........................................................    1,383
2005........................................................    1,277
2006........................................................      810
2007 and thereafter.........................................    5,661
                                                              -------
                                                              $12,393
                                                              =======

12. CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                   DECEMBER 31
                                                               -------------------
                                                                2001         2000
                                                                ----         ----
Buildings..................................................    $1,912       $1,912
Machinery and equipment....................................       351          416
                                                               ------       ------
                                                                2,263        2,328
Less: Accumulated depreciation.............................       924          648
                                                               ------       ------
                                                               $1,339       $1,680
                                                               ======       ======

     Future minimum lease payments under capital leases at December 31, 2001, together with the present value of the minimum lease payments are as follows:

2002........................................................  $  801
2003........................................................     730
2004........................................................     684
2005........................................................     737
2006........................................................     737
2007 and thereafter.........................................   1,136
                                                              ------
Total minimum payments......................................   4,825
Less: Amounts representing interest.........................   1,535
                                                              ------
Present value of minimum payments...........................   3,290
Less: Current portion.......................................     401
                                                              ------
Total long-term portion.....................................  $2,889
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

14. SEGMENT REPORTING

     The Company has two reportable segments: the Commercial segment and the Construction segment. The Commercial segment consists of the Industrial and Packaging, Converting & Graphic Arts divisions. Applications sold by the Industrial division consist primarily of high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. The Packaging, Converting & Graphic Arts division produces flexible packaging adhesives and coatings for a number of applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2.) Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $7.8 million, $6.8 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SEGMENT REPORTING (CONTINUED)

     The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                              COMMERCIAL    CONSTRUCTION     TOTALS
                                              ----------    ------------     ------
AS OF AND FOR THE YEAR ENDED DECEMBER 31,
  2001:
  Revenues from external customers..........  $ 245,375       $111,326      $ 356,701
  Depreciation and amortization expense.....     12,453          4,891         17,344
  Segment profit............................     14,943         12,259         27,202
  Segment assets............................    208,059        100,726        308,785
  Expenditures for long-lived assets........      5,182          2,507          7,689
AS OF AND FOR THE YEAR ENDED DECEMBER 31,
  2000:
  Revenues from external customers..........  $ 160,402       $105,431      $ 265,833
  Depreciation and amortization expense.....      8,837          4,474         13,311
  Segment profit............................     17,990         10,618         28,608
  Segment assets............................    213,486        108,529        322,015
  Expenditures for long-lived assets........      2,892          1,646          4,538
AS OF AND FOR THE YEAR ENDED DECEMBER 31,
  1999:
  Revenues from external customers..........  $ 137,793       $105,480      $ 243,273
  Depreciation and amortization expense.....      7,053          3,912         10,965
  Segment profit............................     19,207         12,356         31,563
  Segment assets............................    137,082        114,216        251,298
  Expenditures for long-lived assets........      2,597          3,683          6,280

     A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:

                                                        AS OF AND FOR THE
                                                     YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                  2001         2000        1999
                                                  ----         ----        ----
NET SALES:
  External revenues from reportable
     segments.................................  $ 356,701    $265,833    $ 243,273
                                                =========    ========    =========
PROFIT:
  Total profit for reportable segments........  $  27,202    $ 28,608    $  31,563
  Unallocated corporate expense...............     (7,769)     (6,750)      (5,055)
  Special charges.............................         --          --      (14,153)
                                                ---------    --------    ---------
       Operating income.......................  $  19,433    $ 21,858    $  12,355
                                                =========    ========    =========
ASSETS:
  Total assets for reportable segments........  $ 308,785    $322,015    $ 251,298
  Elimination of intercompany accounts........     (1,807)    (32,195)     (37,894)
  Unallocated corporate assets................     43,312      65,209       44,435
                                                ---------    --------    ---------
     Consolidated assets......................  $ 350,290    $355,029    $ 257,839
                                                =========    ========    =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. SEGMENT REPORTING (CONTINUED)

     Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                              SEGMENT      UNALLOCATED
                                              TOTALS     CORPORATE ITEMS    CONSOLIDATED
                                              -------    ---------------    ------------
OTHER SIGNIFICANT ITEMS:
  FOR THE YEAR ENDED DECEMBER 31, 2001
     Expenditures for long-lived assets.....  $ 7,689        $   351          $ 8,040
     Depreciation and amortization..........  $17,344        $ 1,918          $19,262
  FOR THE YEAR ENDED DECEMBER 31, 2000
     Expenditures for long-lived assets.....  $ 4,537        $   259          $ 4,796
     Depreciation and amortization..........  $13,311        $   295          $13,606
  FOR THE YEAR ENDED DECEMBER 31, 1999
     Special charges........................  $    --        $14,153          $14,153

     Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:

                                                         AS OF AND FOR THE
                                                      YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                    2001        2000        1999
                                                    ----        ----        ----
NET SALES:
  North America.................................  $321,330    $256,319    $240,967
  South America, Europe, Asia...................    35,371       9,514       2,311
                                                  --------    --------    --------
  Consolidated net sales........................  $356,701    $265,883    $243,273
                                                  ========    ========    ========
LONG-LIVED ASSETS:
  North America.................................  $205,060    $212,810    $156,619
  South America, Europe, Asia...................    16,960      15,354       1,063
                                                  --------    --------    --------
  Consolidated long lived assets................  $222,020    $228,164    $157,682
                                                  ========    ========    ========

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999:

                                                 2001          2000          1999
                                                 ----          ----          ----
Cash paid for:
  Interest....................................  $24,650       $19,120       $13,427
  Income taxes................................      303           592         3,544
Supplemental disclosure of non-cash activity:
  Debt issued for capital leased assets.......       --            --           193

16. EXTRAORDINARY LOSSES

     On March 6, 2000, the Company repurchased its $125.0 million 9 1/2 senior subordinated notes for an aggregate purchase price of $127.4 million. The transaction was financed through borrowings from the Company's credit facility. In connection with this transaction, the Company recognized an extraordinary loss of $4.8 million, net of an income tax benefit of $3.2 million. The extraordinary loss resulted from a 1%

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. EXTRAORDINARY LOSSES (CONTINUED)

premium on the repurchase of the 9 1/2% senior subordinated notes and the write-off of unamortized deferred financing costs related to the 9 1/2% senior subordinated notes.

     During 1999, the Company refinanced its prior credit facility and recognized an extraordinary loss related to the write-off of unamortized deferred financing costs of $1,055, net of tax benefit of $703.

17. SPECIAL CHARGES

     As a result of the change of controlling stockholder of the Company on December 30, 1999, the Company incurred incremental expenses totalling $14.2 million, consisting of $11.3 million in stock compensation expense related to accelerated vesting of incentive equity awards previously issued to certain members of management, $1.5 million in compensation expense related to a disbursement made to employees under an Incentive Plan and $1.4 million in cash bonuses and legal, accounting and other fees related to the transactions.

18. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                      QUARTER
                                                     -----------------------------------------
                                                      FIRST     SECOND      THIRD      FOURTH
                                                      -----     ------      -----      ------
2001
Net sales..........................................  $88,877    $91,767    $92,503    $ 83,554
Operating income...................................    4,597      6,109      7,924         803
Income (loss)......................................   (3,104)       747       (186)     (3,514)
2000
Net sales..........................................  $62,089    $65,274    $63,363    $ 75,107
Operating income...................................    6,334      6,929      5,719       2,876
Income (loss) before extraordinary loss............      937        827        117      (2,717)
Income (loss)......................................   (3,891)       827        117      (2,717)

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of its guarantor subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 2001, 2000 and 1999, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

     The following sets forth the financial data at December 31, 2001 and for the year then ended.

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                          ------------   -------------    ------    ------------    -----
STATEMENT OF OPERATIONS DATA FOR THE
  YEAR ENDED DECEMBER 31, 2001:
Net sales...............................    $313,689        $43,012      $     --    $      --     $356,701
Cost of goods sold......................     226,901         31,792            --           --      259,253
                                            --------        -------      --------    ---------     --------
Gross profit............................      86,228         11,220            --           --       97,448
Selling, general, and administrative
  expenses..............................      59,180         10,941         7,894           --       78,015
                                            --------        -------      --------    ---------     --------
Operating income........................      27,048            279        (7,894)          --       19,433
Equity in undistributed earnings of
  subsidiaries..........................      (1,656)            --        (1,832)       3,488           --
Interest expense........................     (24,701)        (1,174)       (1,115)          --      (26,990)
                                            --------        -------      --------    ---------     --------
Income (loss) before extraordinary items
  and income taxes......................    $    691        $  (895)     $(10,841)   $   3,488     $ (7,557)
                                            ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Assets:
Current assets..........................    $ 83,234        $20,412      $ 17,286    $  (2,304)    $118,628
Property, plant and equipment, net......      57,929         11,667           425           --       70,021
Goodwill, net...........................     146,570          5,293           136           --      151,999
Deferred financing costs, net...........       8,449             --           495           --        8,944
Other assets............................         644             54       268,677     (268,677)         698
                                            --------        -------      --------    ---------     --------
Total assets............................    $296,826        $37,426      $287,019    $(270,981)    $350,290
                                            ========        =======      ========    =========     ========
Liabilities and stockholders' equity:
Current liabilities.....................    $ 41,051        $11,374      $ 16,481    $  (2,281)    $ 66,625
Long-term liabilities...................     223,221         19,631       218,112     (221,357)     239,607
Total stockholders' equity..............      32,554          6,421        52,426      (47,343)      44,058
                                            --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity................................    $296,826        $37,426      $287,019    $(270,981)    $350,290
                                            ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION (CONTINUED)


                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    PARENT    ELIMINATIONS    TOTAL
                                          ------------   -------------   ------    ------------    -----
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss).......................    $    458        $(1,077)      (8,925)     $3,487      $ (6,057)
Depreciation and amortization...........      17,538          1,595          129          --        19,262
Deferred income taxes...................        (922)            --           --                      (922)
Foreign exchange losses.................          --            458           --          --           458
Amortization of deferred financing
  costs.................................       1,303             --           60          --         1,363
Amortization of bond discount...........          --             --          132          --           132
Changes in operating assets and
  liabilities...........................         888          1,428        2,019          --         4,335
                                            --------        -------      -------      ------      --------
Net cash provided by (used in) operating
  activities............................      19,265          2,404       (6,585)      3,487        18,571
INVESTING ACTIVITIES
Acquisition of business.................      (6,388)        (1,737)        (136)                   (8,261)
Purchase of property, plant &
  equipment.............................      (5,693)        (1,996)        (351)         --        (8,040)
                                            --------        -------      -------      ------      --------
Net cash used in investing activities...     (12,081)        (3,733)        (487)         --       (16,301)
FINANCING ACTIVITIES
Capital contributions...................          --             --          400          --           400
Payments on acquisition note payable....          --             --           --          --            --
Proceeds from long term debt............          --          1,273           --          --         1,273
Payments on long term debt..............        (200)            --           --          --          (200)
Deferred financing costs................          --             --         (404)         --          (404)
Payments on capital leases..............        (255)            --           --          --          (255)
Net proceeds from revolving credit
  facilities............................          --           (974)       5,512          --         4,538
                                            --------        -------      -------      ------      --------
Net cash provided by (used in) financing
  activities............................        (455)           299        5,508          --         5,352
Effect of foreign currency changes on
  cash..................................          --            (46)          --          --           (46)
                                            --------        -------      -------      ------      --------
Net decrease in cash....................       6,729         (1,076)      (1,564)      3,487         7,576
Cash and cash equivalents, beginning of
  period................................       4,226          2,218        1,564          --         8,008
                                            --------        -------      -------      ------      --------
Cash and cash equivalents, end of
  period................................    $ 10,955        $ 1,142      $    --      $3,487      $ 15,584
                                            ========        =======      =======      ======      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION (CONTINUED)

     The following sets forth the financial data at December 31, 2000 and for the year then ended.

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                          ------------   -------------    ------    ------------    -----
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $249,488        $16,345      $     --    $      --     $265,833
Cost of goods sold......................     176,055         10,338            --           --      186,393
                                            --------        -------      --------    ---------     --------
Gross profit............................      73,433          6,007            --           --       79,440
Selling, general, and administrative
  expenses..............................      46,994          4,316         6,272           --       57,582
                                            --------        -------      --------    ---------     --------
Operating income........................      26,439          1,691        (6,272)          --       21,858
Equity in undistributed earnings of
  subsidiaries..........................          --             --           537         (537)          --
Interest expense, net...................     (18,106)          (346)       (2,824)          --      (21,276)
                                            --------        -------      --------    ---------     --------
Income (loss) before income taxes and
  extraordinary loss....................    $  8,333        $ 1,345      $ (8,559)   $    (537)    $    582
                                            ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Assets:
Current assets..........................    $114,308        $22,807      $ 35,797    $ (58,008)    $114,904
Property, plant and equipment, net......      59,927         11,137           203           --       71,267
Goodwill, net...........................     152,680          4,217            --           --      156,897
Deferred financing costs, net...........       9,752             --           151           --        9,903
Other assets............................       2,537            264       267,595     (268,338)       2,058
                                            --------        -------      --------    ---------     --------
Total assets............................    $339,204        $38,425      $303,746    $(326,346)    $355,029
                                            ========        =======      ========    =========     ========
Liabilities and stockholders' equity:
Current liabilities.....................    $ 74,255        $25,956      $ 20,356    $ (40,656)    $ 62,559
Long-term liabilities...................     222,856             --       233,864     (232,864)     241,208
Total stockholders' equity..............      42,093         12,469        49,526      (52,826)      51,262
                                            --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity................................    $339,204        $38,425      $303,746    $(326,346)    $355,029
                                            ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION (CONTINUED)


                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    PARENT    ELIMINATIONS     TOTAL
                                          ------------   -------------   ------    ------------     -----
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss).......................   $     796        $1,104       $(7,027)     $(537)      $  (5,664)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........      13,265           286            55         --          13,606
  Deferred income taxes.................        (546)           --          (282)                      (828)
  Amortization of deferred financing
     costs..............................       1,356            --            --         --            1356
  Foreign exchange gains................          --          (495)           --         --            (495)
  Amortization of bond discount.........          --            --            80         --              80
  Extraordinary losses..................       4,828            --            --         --           4,828
  Changes in operating assets and
     liabilities (net of effect of
     acquired companies)................        (530)         (617)         (583)        --          (1,729)
                                           ---------        ------       -------      -----       ---------
Net cash provided by operating
  activities............................      19,169           279        (7,757)      (537)         11,154
INVESTING ACTIVITIES
Acquisition of business, net of acquired
  cash..................................     (96,801)        1,994            --                    (94,807)
Purchase of property, plant, and
  equipment.............................      (4,332)         (205)         (259)        --          (4,796)
                                           ---------        ------       -------      -----       ---------
Net cash used in investing activities...    (101,133)        1,789          (259)        --         (99,603)
FINANCING ACTIVITIES
Capital contributions...................          --            --           100         --             100
Net proceeds from issuance of long term
  debt..................................     148,932            --            --         --         148,932
Net proceeds from revolving credit
  facilities............................      66,533          (181)       (1,000)        --          65,352
Deferred financing costs................      (7,043)           --            --         --          (7,043)
Payments on acquisition notes payable...      (1,200)           --            --         --          (1,200)
Payments on capital lease obligations...        (272)           --            --         --            (272)
Payments on long term debt..............    (126,250)           --            --         --        (126,250)
                                           ---------        ------       -------      -----       ---------
Net cash provided by financing
  activities............................      80,700          (181)         (900)        --          79,619
Effect of exchange rate changes on
  cash..................................        (333)           58           108         --            (167)
                                           ---------        ------       -------      -----       ---------
Net increase (decrease) in cash and cash
  equivalents...........................      (1,597)        1,945        (8,808)      (537)         (8,997)
Cash and cash equivalents at beginning
  of year...............................       6,297           336        10,372         --          17,005
                                           ---------        ------       -------      -----       ---------
Cash and cash equivalents at end of
  year..................................   $   4,700        $2,281       $ 1,564      $(537)      $   8,008
                                           =========        ======       =======      =====       =========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION (CONTINUED)

     The following sets forth the financial data at December 31, 1999 and for the year then ended.

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                         ------------   -------------    ------    ------------    -----
STATEMENT OF OPERATIONS DATA:
Net sales..............................    $233,659        $ 9,614      $     --    $      --     $243,273
Cost of goods sold.....................     160,868          6,747           800           --      168,415
                                           --------        -------      --------    ---------     --------
Gross profit (loss)....................      72,791          2,867          (800)          --       74,858
Selling, general, and administrative
  expenses.............................      42,674          2,210        17,619           --       62,503
                                           --------        -------      --------    ---------     --------
Operating income (loss)................      30,117            657       (18,419)          --       12,355
Equity in undistributed earnings.......          --             --         7,585       (7,585)          --
Interest expense, net..................     (14,304)          (149)         (623)          --      (15,076)
                                           --------        -------      --------    ---------     --------
Income (loss) before income taxes and
  extraordinary loss...................    $ 15,813        $   508      $(11,457)   $  (7,585)    $ (2,721)
                                           ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. OTHER FINANCIAL INFORMATION (CONTINUED)


                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    PARENT    ELIMINATIONS    TOTAL
                                          ------------   -------------   ------    ------------    -----
STATEMENT OF CASH FLOWS DATA
OPERATING ACTIVITIES
Net income (loss).......................    $  7,117        $   463      $(7,989)    $(7,585)     $ (7,994)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........      10,836            129           --          --        10,965
  Deferred income taxes.................        (557)            --          757          --           200
  Compensation expense on management
     incentive plan.....................          --             --       13,746          --        13,746
  Amortization of deferred financing
     costs..............................       1,185             --           --          --         1,185
  Extraordinary losses..................       1,055             --           --          --         1,055
  Changes in operating assets and
     liabilities (net of effect of
     acquired companies)................      (4,421)          (323)      (3,462)         --        (8,206)
                                            --------        -------      -------     -------      --------
Net cash provided by operating
  activities............................      15,215            269        3,052      (7,585)       10,951
INVESTING ACTIVITIES
Acquisition of business, net of acquired
  cash..................................          --             --      (15,769)         --       (15,769)
Purchase of property, plant and
  equipment.............................      (5,908)          (372)          --          --        (6,280)
                                            --------        -------      -------     -------      --------
Net cash used in investing activities...      (5,908)          (372)     (15,769)         --       (22,049)
FINANCING ACTIVITIES
Capital contributions...................          --             --           55          --            55
Net proceeds from revolving credit
  facilities............................          --            201       27,000          --        27,201
Deferred financing costs................          --             --       (4,041)         --        (4,041)
Payments on acquisition notes payable...        (900)            --           --          --          (900)
Payments on capital lease obligations...        (194)            --           --          --          (194)
                                            --------        -------      -------     -------      --------
Net cash provided by (used in) financing
  activities............................      (1,094)           201       23,014          --        22,121
Effect of exchange rate changes on
  cash..................................         221           (102)          --          --           119
                                            --------        -------      -------     -------      --------
Net increase (decrease) in cash and cash
  equivalents...........................       8,434             (4)      10,297      (7,585)       11,142
Cash and cash equivalents at beginning
  of year...............................       5,448            340           75          --         5,863
                                            --------        -------      -------     -------      --------
Cash and cash equivalents at end of
  year..................................    $ 13,882        $   336      $10,372     $(7,585)     $ 17,005
                                            ========        =======      =======     =======      ========

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Certificate of Incorporation Sovereign Specialty Chemicals,
           Inc., incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
 3.2       By-Laws of Sovereign Specialty Chemicals, Inc., incorporated by reference to the Company's Registration Statement on Form
           S-8 as filed on January 28, 2000*
 4.1       Amended and Restated Credit Agreement, dated as of April 6,
           2000 incorporated by reference to the Company's registration
           Statement on Form S-4 as filed on May 12, 2000*
 4.1A      Amendment No. 1 and Waiver, dated October 30, 2000, among
           Sovereign Specialty Chemicals, Inc., the Guarantors and
           Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P.
           Morgan Securities Inc. and JPMorgan Chase Bank (formerly the
           Chase Manhattan Bank) as filed on Form 8-K/A as filed on
           November 14, 2000 and incorporated by reference herein*
 4.1B      Amendment No. 2, dated January 26, 2001, among Sovereign
           Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
           Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
           Bank) as filed on Form 10-K/A as filed on June 20, 2001 and incorporated by reference herein*
 4.1C      Amendment No. 3, dated March 1, 2002 among Sovereign
           Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
           Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
           Bank)
 4.2       Amended and Restated Shareholders Agreement, dated May 12,
           2000 between and among Sovereign Specialty Chemicals, Inc.,
           SSCI Investors LLC and the Shareholders listed on Schedule I thereto, incorporated by reference to the Company's
           Registration Statement on Form S-4 as filed on May 12, 2000
           (Registration No. 333-36898)*
 4.3       Amended and Restated Shareholders Agreement, dated December
           14, 1999, by and among Sovereign Specialty Chemicals, Inc.
           SSCI Investors LLC, and Sovereign Specialty Chemicals L.P.
           as filed on Form 10-K 405 as filed on March 27, 2001 and
           incorporated by reference herein*
 4.3A      Amendment No. 1 to Amended and Restated Shareholders
           Agreement dated December 14, 1999, by and among Sovereign
           Specialty Chemicals, Inc., SSCI Investors LLC, and Sovereign
           Specialty Chemicals, L.P. as filed on Form 10-K 405 as filed on March 27, 2001 and incorporated by reference herein*
 4.4       Indenture dated March 29, 2000 among Sovereign Specialty
           Chemicals, Inc., the Guarantors and The Bank of New York, as
           trustee. Incorporated by reference to exhibit 4.4 of the
           Company's Registration Statement on Form S-4 filed on May
           12, 2000 (Registration No. 333-36898)*

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.5       Forms of 11 7/8% Senior Subordinated Notes due 2010, Series
           A and Series B Notes (contained in Exhibit 4.4 as Exhibit A and B thereto, respectively). Incorporated by reference to exhibit 4.5 of the Company's Registration Statement on Form
           S-4 filed on May 12, 2000 (Registration No. 333-36898)*
 4.6       Form of Guarantee (contained in Exhibit 4.4 as Exhibit A and
           B thereto). Incorporated by reference to exhibit 4.6 of the
           Company's Registration Statement on Form S-4 filed on May
           12, 2000 (Registration No. 333-36898)*
 4.7       Registration Rights Agreement dated March 29, 2000 among
           Sovereign Specialty Chemicals, Inc., the Guarantors, J.P.
           Morgan Securities Inc., Merrill Lynch, Pierce Fenner & Smith
           Incorporated and Chase Securities Inc. Incorporated by
           reference to exhibit 4.7 of the Company's Registration
           Statement on Form S-4 filed on May 12, 2000 (Registration
           No. 333-36898)*
 4.8       First Supplemental Indenture dated as of March 22, 2001
           among Sovereign Specialty Chemicals Inc., the Guarantor
           party thereto and the Bank of New York, as trustee as filed on Form 10-K 405 as filed on March 27, 2001 and incorporated by reference herein*
10.1       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Robert B. Covalt as
           filed on Form 10-K 405 as filed on March 27, 2001 and
           incorporated by reference herein*
10.1A      First Amendment to Employment Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           January 2, 2000 as filed on Form 10-K 405 as filed on March
           27, 2001 and incorporated by reference herein*
10.2       Employment Agreement, dated February 11, 2002 between
           Sovereign Specialty Chemicals and John R. Knox
10.3       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and Peter Longo as filed on Form 10-K 405 as filed on March 27, 2001 and incorporated by reference herein*
10.4       Employment Agreement, dated January 7, 2002 between
           Sovereign Specialty Chemicals and Karl D. Loos
10.5       Employment Agreement, dated December 29, 1999 between
           Sovereign Specialty Chemicals, Inc. and John Mellett as
           filed on Form 10-K 405 as filed on March 27, 2001 and
           incorporated by reference herein*
10.6       Sovereign Specialty Chemicals, Inc. Management Incentive
           Compensation Plan dated January 1, 2000 as filed on Form
           10-K 405 as filed on March 27, 2001 and incorporated by
           reference herein*
10.7       Sovereign Specialty Chemicals, Inc. Stock Option Plan, dated
           December 29, 1999 as filed on Form 10-K 405 as filed on
           March 27, 2001 and incorporated by reference herein*
10.8       Non-qualified Stock Option Agreement between Sovereign
           Specialty Chemicals, Inc. and Robert B. Covalt, dated
           December 31, 1999 as filed on Form 10-K 405 as filed on
           March 27, 2001 and incorporated by reference herein*
10.8A      First Amendment to Non-qualified Stock Option Agreement
           between Sovereign Specialty Chemicals, Inc. and Robert B.
           Covalt, dated January 4, 2000 as filed on Form 10-K 405 as filed on March 27, 2001 and incorporated by reference
           herein*

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.9       Sovereign Specialty Chemicals, Inc. Employee Stock Purchase
           Plan, incorporated by reference to the Company's
           Registration Statement on Form S-8 as filed on January 28,
           2000*
10.10      Non-qualified stock option Agreement between Sovereign
           Specialty Chemicals, Inc. and the individuals listed in
           Schedule 1 thereto, dated December 29, 1999 as filed on Form
           10-K 405 as filed on March 27, 2001 and incorporated by
           reference herein*
10.14      Asset Purchase Agreement dated March 31, 1996 among The
           BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
           and the Parent Partnership*+
10.15      Purchase Agreement, dated August 19, 1996 among The
           Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
           Parent Partnership and P&S Holdings, Inc.*+
10.16      Stock Purchase Agreement dated May 22, 1997 between Laporte
           Inc. and the Parent Partnership*+
10.17      Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company*+
10.20      Stock Purchase Agreement, dated March 5, 1998, by among
           Burke Industries, Inc., Mercer and the Company+*
10.21      Stock Purchase Agreement by and among Mini Crown Funding
           Corp (Buyer), Sovereign Specialty Chemicals, Inc. (Parent),
           Imperial Adhesives Inc. and NS Group Inc. (Seller) as
           amended dated October 11, 2000. incorporated by reference to the Company's Form 8-K/A dated October 26, 2000*
10.22      Business and Share Agreement for the sale of a Specialty
           Adhesives business dated October 31, 2000, among Croda
           Holdings LLC, Croda Adhesives do Brasil Ltda, and Sovereign
           Specialty Chemicals, Inc. incorporated by reference to the
           Company's Form 8-K/A dated November 14, 2000*
21.1       Subsidiaries of the Company and the Guarantors
23.2       Consent of Ernst & Young LLP (independent auditors)
99.1       Cautionary Statements Regarding Forward Looking Statements

-------------------------
+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONS
                                            BALANCE AT    -----------------------
                                            BEGINNING     CHARGED TO   CHARGED TO
                                                OF        COSTS AND      OTHER                   BALANCE AT END
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                            ----------    ----------   ----------   ----------   --------------
  Year ended December 31, 1999
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................     $  528        $  556       $   --      $   354(1)      $  730
       Reserve for inventory
          obsolescence...................        730           223           --          252(1)         709
  Year ended December 31, 2000
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................        730           585          616(2)       661(1)       1,270
       Reserve for inventory
          obsolescence...................        709         1,127          380(2)     1,019(1)       1,197
       Plant closure reserves............         --            --          852           --            852
  Year ended December 31, 2001
     Reserve and allowances deducted from
       asset accounts:
       Allowance for uncollectible
          accounts.......................      1,270           694           --          353(1)       1,611
       Reserve for inventory
          obsolescence...................      1,197         2,549           --        1,863(1)       1,883
       Plant closure reserves............        852            --        1,310(2)    (2,102)            60

-------------------------
(1) Accounts written off, net of recoveries.
(2) Balances added relative to acquisitions.