Form 10-Q
period 2002-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2002-05-14
CIK 1048914

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

                 For the quarterly period ended March 31, 2002

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 2002 (Unaudited)
  and December 31, 2001.....................................       1
Consolidated Statements of Operations for the three months
  ended March 31, 2002
  and 2001 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2002 and 2001 (Unaudited).................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      10
ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................      16
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      18
Signatures..................................................      19

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2002            2001
                                                                 ---------     ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,652        $ 15,584
  Accounts receivable, net..................................       58,379          55,897
  Inventories...............................................       38,741          37,832
  Deferred income taxes.....................................        3,411           3,411
  Other current assets......................................        6,140           5,904
                                                                 --------        --------
Total current assets........................................      110,323         118,628
Property, plant, and equipment, net.........................       68,319          70,021
Goodwill, net...............................................      151,999         151,999
Deferred financing costs, net...............................        9,283           8,944
Other assets................................................          561             698
                                                                 --------        --------
Total assets................................................     $340,485        $350,290
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 31,697        $ 30,586
  Accrued expenses..........................................       15,515          18,986
  Other current liabilities.................................          313             364
  Current portion of long-term debt.........................       16,779          16,288
  Current portion of capital lease obligations..............          398             401
                                                                 --------        --------
Total current liabilities...................................       64,702          66,625
Long-term debt, less current portion........................      225,239         232,531
Capital lease obligations, less current portion.............        2,833           2,889
Deferred income taxes.......................................        2,810           2,810
Other long-term liabilities.................................        1,184           1,377
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       64,078          64,078
Accumulated deficit.........................................      (19,067)        (18,766)
Accumulated other comprehensive loss........................       (1,316)         (1,276)
                                                                 --------        --------
Total stockholders' equity..................................       43,717          44,058
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $340,485        $350,290
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2002    MARCH 31, 2001
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
Net sales...................................................       $86,748           $88,877
Cost of goods sold..........................................        63,134            64,795
                                                                   -------           -------
Gross profit................................................        23,614            24,082
Selling, general and administrative expenses................        17,677            19,485
                                                                   -------           -------
Operating income............................................         5,937             4,597
Interest expense, net.......................................         6,420             6,973
                                                                   -------           -------
Loss before income taxes....................................          (483)           (2,376)
Income tax expense (benefit)................................          (182)              728
                                                                   -------           -------
Net loss....................................................       $  (301)          $(3,104)
                                                                   =======           =======

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2002    MARCH 31, 2001
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................      $    (301)         $ (3,104)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................          2,462             4,699
  Amortization of deferred financing costs..................            387               344
  Amortization of bond discount.............................             32                32
  Foreign exchange losses...................................            183               503
  Changes in operating assets and liabilities:
     Accounts receivable....................................         (2,584)           (6,224)
     Inventories............................................           (968)              603
     Prepaid expenses and other assets......................            (99)            1,523
     Accounts payable and other liabilities.................         (2,752)            6,317
                                                                  ---------          --------
Net cash provided by (used in) operating activities.........         (3,640)            4,693
INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash.............             --            (3,444)
Sale of property, plant and equipment.......................             80                --
Purchase of property, plant and equipment...................           (697)           (1,824)
                                                                  ---------          --------
Net cash used in investing activities.......................           (617)           (5,268)
FINANCING ACTIVITIES
Payments on long-term debt..................................         (4,000)               --
Payments for deferred financing costs.......................           (726)             (332)
Payments on capital lease obligations.......................            (59)              (60)
Proceeds from revolving credit facilities...................            203             6,107
Payments on revolving credit facilities.....................         (3,000)          (10,000)
                                                                  ---------          --------
Net cash used in financing activities.......................         (7,582)           (4,285)
Effect of exchange rate changes on cash.....................            (93)              314
                                                                  ---------          --------
Net decrease in cash and cash equivalents...................        (11,932)           (4,546)
Cash and cash equivalents at beginning of period............         15,584             8,008
                                                                  ---------          --------
Cash and cash equivalents at end of period..................      $   3,652          $  3,462
                                                                  =========          ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended March 31, 2002 and 2001, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

     The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

  NEW ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002
                             (Dollars in Thousands)

2. GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     On January 1, 2002, the Company adopted SFAS No. 141 and 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The initial adoption of SFAS No. 141 did not affect the Company's results of operations or its financial position.

     The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002 and instead requires that goodwill be tested for impairment. The adoption of SFAS No. 142 will result in a $10.0 million decrease in amortization expense in 2002. The quarterly breakdown of decrease in amortization expense will be $2.4 million, $2.5 million, $2.3 million and $2.8 million, respectively for the four quarters of 2002. We have not yet completed the transitional intangible asset impairment test required under SFAS No. 142 or determined whether or not an impairment loss will be recorded in connection with our adoption of the statement. Any impairment loss resulting from our completion of the transitional intangible asset impairment test would be recorded as the cumulative effect of a change in accounting principle. As of March 31, 2002, the Company's unamortized definite lived intangible assets of $0.2 million, primarily consisting of non-compete agreements, will be amortized over the remainder of 2002.

     Amortization expense for intangible assets during the three months ended March 31, 2002 was $0.3 million. Estimated amortization expense for the remainder of 2002 will be $0.2 million.

     Actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                2002       2001
                                                               ------    --------
                                                                 (IN THOUSANDS)
Net loss, as reported.......................................   $(301)    $(3,104)
Elimination of goodwill amortization, net of tax effect of
  $558......................................................      --       1,854
                                                               -----     -------
Pro forma net loss..........................................   $(301)    $(1,250)
                                                               =====     =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002
                             (Dollars in Thousands)

3. AMENDMENT TO THE CREDIT AGREEMENT

     On March 1, 2002 the Company completed Amendment No. 3 to its Credit Agreement (the Amendment) which, among other things, amended certain financial covenants beginning with the quarter ended December 31, 2001 and for each of the next four quarters through December 31, 2002. At March 31, 2003, the amended financial covenants return to the levels set prior to the Amendment. The Amendment includes a new covenant which requires the company to maintain borrowing availability under the credit facility of at least $10.0 million at all times prior to December 31, 2002 and of at least $12.5 million from December 31, 2002 through March 30, 2003. In addition, the Amendment prohibits any significant acquisitions unless only capital stock is used as the purchase consideration and, if the acquisition is completed before April 1, 2003, no indebtedness is assumed or acquired. The Amendment increased the applicable interest rate margins as set forth in the Credit Agreement by 50 to 100 basis points.

4. INVENTORIES

     Inventories are summarized as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                       ---------    ------------
Raw Materials......................................     $13,628       $13,508
Work in process....................................         728           544
Finished Goods.....................................      24,385        23,780
                                                        -------       -------
                                                        $38,741       $37,832
                                                        =======       =======

5. COMPREHENSIVE LOSS

     For the three months ended March 31, 2002 and 2001, respectively, the calculation of comprehensive loss is as follows:

                                                            2002      2001
                                                            -----    -------
Net loss as reported....................................    $(301)   $(3,104)
Foreign currency translation adjustments................      (40)      (620)
                                                            -----    -------
Comprehensive loss......................................    $(341)   $(3,724)
                                                            =====    =======

6. SEGMENT REPORTING

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

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.6 million and $2.0 million for the quarters ended March 31, 2002 and 2001, respectively.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002
                             (Dollars in Thousands)

     The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:

                                                              COMMERCIAL   CONSTRUCTION   TOTALS
                                                              ----------   ------------   -------
For the three months ended March 31, 2002:
  Revenues from external customers..........................   $59,242       $27,506      $86,748
  Goodwill amortization(1)..................................        --            --           --
  Segment profit............................................     5,077         3,508        8,585
For the three months ended March 31, 2001:
  Revenues from external customers..........................   $63,482       $25,395      $88,877
  Goodwill amortization(1)..................................     1,296           670        1,966
  Segment profit............................................     4,464         2,156        6,620

-------------------------

(1) Per the provisions of SFAS No. 142, beginning January 1, 2002, goodwill amortization expense (included in segment profit during 2001) is no longer recorded.

     A reconciliation of the reportable segments to consolidated operating income is as follows:

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Profit:
Total profit for reportable segments........................   $ 8,585     $ 6,620
Unallocated corporate expense...............................    (2,648)     (2,023)
                                                               -------     -------
     Income from operations.................................   $ 5,937     $ 4,597
                                                               =======     =======

7. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002
                             (Dollars in Thousands)

be material to investors. The unaudited financial statement data as of March 31, 2002 and 2001, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT MARCH 31, 2002 AND FOR THE THREE MONTHS THEN ENDED.

                                                  GUARANTOR     NON-GUARANTOR
                                                 SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                                 ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................................     $ 75,950        $10,798      $     --    $      --     $ 86,748
Cost of goods sold............................       54,952          8,182            --           --       63,134
                                                   --------        -------      --------    ---------     --------
Gross profit..................................       20,998          2,616            --           --       23,614
Selling, general and administrative expense...       12,502          2,527         2,648           --       17,677
                                                   --------        -------      --------    ---------     --------
Operating income (loss).......................        8,496             89        (2,648)          --        5,937
Interest expense..............................        5,856            216           348           --        6,420
                                                   --------        -------      --------    ---------     --------
Income (loss) before income taxes.............     $  2,640        $  (127)     $ (2,996)   $      --     $   (483)
                                                   ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Current assets................................     $ 88,239        $20,926      $ 19,413    $ (18,255)    $110,323
Property plant and equipment, net.............       56,736         11,212           371           --       68,319
Goodwill, net.................................      146,570          5,293           136           --      151,999
Deferred financing costs, net.................        8,122             --         1,161           --        9,283
Other assets..................................          377            184       269,449     (269,449)         561
                                                   --------        -------      --------    ---------     --------
Total assets..................................     $300,044        $37,615      $290,530    $(287,704)    $340,485
                                                   ========        =======      ========    =========     ========
Current liabilities...........................     $ 53,610        $12,703      $ 17,723    $ (19,334)    $ 64,702
Long term liabilities.........................      212,740         19,058       211,394     (211,126)     232,066
Total stockholders' equity....................       33,694          5,854        61,413      (57,244)      43,717
                                                   --------        -------      --------    ---------     --------
Total liabilities and stockholders' equity....     $300,044        $37,615      $290,530    $(287,704)    $340,485
                                                   ========        =======      ========    =========     ========
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net income (loss).............................     $    292        $  (203)     $   (390)   $      --     $   (301)
Depreciation and amortization.................        2,145            284            33           --        2,462
Foreign exchange losses.......................           --            183            --           --          183
Amortization of deferred financing costs......          365             --            22           --          387
Amortization of bond discount.................           32             --            --           --           32
Changes in operating assets and liabilities...      (11,516)           789         7,811       (3,487)      (6,403)
                                                   --------        -------      --------    ---------     --------
Net cash provided by (used in) operating
  activities..................................       (8,682)         1,053         7,476       (3,487)      (3,640)
Investing activities:
Sale of property, plant & equipment...........           --             80            --           --           80
Purchase of property, plant & equipment.......         (640)           (57)           --           --         (697)
                                                   --------        -------      --------    ---------     --------
Net cash provided by (used in) investing
  activities..................................         (640)            23            --           --         (617)
Financing activities:
Payments on long term debt....................           --           (250)       (3,750)          --       (4,000)
Payments for deferred financing costs.........           --             --          (726)          --         (726)
Payments on capital leases....................          (59)            --            --           --          (59)
Net proceeds from revolving credit
  facilities..................................           (1)           204        (3,000)          --       (2,797)
                                                   --------        -------      --------    ---------     --------
Net cash used in financing activities.........          (60)           (46)       (7,476)          --       (7,582)
Effect of foreign currency changes on cash....           --            (93)           --           --          (93)
                                                   --------        -------      --------    ---------     --------
Net increase (decrease) in cash...............       (9,382)           937            --       (3,487)     (11,932)
Cash and cash equivalents, beginning of
  period......................................       10,955          1,142            --        3,487       15,584
                                                   --------        -------      --------    ---------     --------
Cash and cash equivalents, end of period......     $  1,573        $ 2,079      $     --    $      --     $  3,652
                                                   ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2002
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT MARCH 31, 2001 AND FOR THE THREE MONTHS THEN ENDED.

                                                  GUARANTOR
                                                 SUBSIDIARIES
                                                     THE        NON-GUARANTOR
                                                   COMPANY      SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                                 ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales.....................................     $ 78,639        $10,238      $     --    $      --     $ 88,877
Cost of goods sold............................       57,376          7,419            --           --       64,795
                                                   --------        -------      --------    ---------     --------
Gross profit..................................       21,263          2,819            --           --       24,082
Selling, general and administrative expense...       14,937          2,969         1,579           --       19,485
                                                   --------        -------      --------    ---------     --------
Operating income (loss).......................        6,326           (150)       (1,579)          --        4,597
Interest expense..............................        6,419            384           170           --        6,973
                                                   --------        -------      --------    ---------     --------
Loss before extraordinary items and income
  taxes.......................................     $    (93)       $  (534)     $ (1,749)   $      --     $ (2,376)
                                                   ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Current assets................................     $124,291        $23,130      $ 36,167    $ (70,564)    $113,024
Property plant and equipment, net.............       59,730         10,632           171           --       70,533
Goodwill, net.................................      150,341          4,215           522           --      155,078
Deferred financing costs, net.................        9,427             --           464           --        9,891
Other assets..................................        9,743            864       268,342     (276,597)       2,352
                                                   --------        -------      --------    ---------     --------
Total assets..................................     $353,532        $38,841      $305,666    $(347,161)    $350,878
                                                   ========        =======      ========    =========     ========
Liabilities and Stockholders' Equity:
Current liabilities...........................     $ 80,382        $29,964      $ 44,363    $ (71,438)    $ 83,271
Long-term liabilities.........................      230,155             --       213,528     (223,613)     220,070
Total stockholders' equity....................       42,995          8,877        47,775      (52,110)      47,537
                                                   --------        -------      --------    ---------     --------
Total liabilities and stockholders' equity....     $353,532        $38,841      $305,666    $(347,161)    $350,878
                                                   ========        =======      ========    =========     ========
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net loss......................................     $   (768)       $  (587)     $ (1,749)   $      --     $ (3,104)
Depreciation and amortization.................        4,291            375            33           --        4,699
Foreign exchange losses.......................           --            503            --           --          503
Amortization of bond discount.................           32             --            --           --           32
Amortization of deferred financing costs......          326             --            18           --          344
Changes in operating assets and liabilities...       (1,491)         1,994         1,716           --        2,219
                                                   --------        -------      --------    ---------     --------
Net cash provided by operating activities.....        2,390          2,285            18           --        4,693
Investing activities:
Acquisition of business.......................       (3,444)            --            --           --       (3,444)
Purchase of property, plant and equipment.....       (1,541)          (283)           --           --       (1,824)
                                                   --------        -------      --------    ---------     --------
Net cash used in investing activities.........       (4,985)          (283)           --           --       (5,268)
Financing activities:
Deferred financing costs......................           --             --          (332)          --         (332)
Payments on capital lease obligations.........          (60)            --            --           --          (60)
Net payments on revolving credit facilities...            3         (2,896)       (1,000)          --       (3,893)
                                                   --------        -------      --------    ---------     --------
Net cash used in financing activities.........          (57)        (2,896)       (1,332)          --       (4,285)
Effect of foreign currency changes on cash....         (255)           569            --           --          314
                                                   --------        -------      --------    ---------     --------
Net decrease in cash and cash equivalents.....       (2,907)          (325)       (1,314)          --       (4,546)
Cash and cash equivalents, beginning of
  period......................................        4,700          2,281         1,564         (537)       8,008
                                                   --------        -------      --------    ---------     --------
Cash and cash equivalents, end of period......     $  1,793        $ 1,956      $    250    $    (537)    $  3,462
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

GENERAL

     We were formed to acquire, consolidate and operate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemicals industry. We have grown through acquisition and integration of businesses. We plan to continue our growth through a combination of new product development, continued market penetration, international expansion, and in the longer term, strategic acquisitions.

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

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.6 million and $2.0 million for the quarters ended March 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Net Sales. Net sales were $86.7 million in the first three months of 2002, a decrease of $2.1 million, or 2.4% from first quarter 2001 net sales of $88.9 million. The year-to-year decrease was primarily due to demand-related weakness in certain end-markets. Construction segment sales were $27.5 million in the March 2002 quarter, up 8.3% from last year reflecting a good housing market and gains in the retail DIY channel. Commercial segment sales were $59.2 million, down 6.8% from last year due to declines in a number of end-markets including aerospace, furniture, and graphic arts, particularly high-end printing applications. One growth area was adhesives for high-pressure laminates where revenues were up over 10% due to added business with Formica.

     Cost of Goods Sold. Cost of goods sold was $63.1 million for the three months ended March 31, 2002, a decrease of $1.7 million, or 2.6% from first quarter 2001 cost of sales of $64.8 million. Gross profit as a percentage of net sales increased slightly in 2002 to 27.2% from 27.1% in 2001. While our overall gross profit margin was basically flat with last year, we did experience lower raw material costs and lower manufacturing expenses that were offset by the effect of a less rich sales mix. A contributor to the adverse sales mix was lower sales volume in aerospace where margins are higher. Manufacturing costs in the Commercial segment were lower reflecting the benefit of plant closures. Our fourth quarter 2001 gross margin percentage was 25.9%. The solid improvement over the fourth quarter was primarily due to lower raw material costs as well as better manufacturing efficiency.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.7 million for the first three months of 2002, a decrease of $1.8 million, or 9.3% from first quarter 2002 expenses of $19.5 million. The reason for the decrease in selling, general and administrative expenses year over year was due to the adoption of SFAS No. 142 and the discontinuation of goodwill amortization expense. Amortization of goodwill for the quarter ended March 31, 2001 was $2.4 million. Excluding the goodwill amortization in first quarter 2001, selling, general and administrative expenses would have been $17.1 million. As a percentage of net sales, excluding goodwill amortization, selling, general and administrative expenses increased to 20.4% for the first quarter 2002 from 19.2% in 2001. This increase was due primarily to $0.4 million of one-time costs incurred in first quarter 2002 related to hiring of a senior executive and the effect of inflation on payroll and other expenses.

     Interest Expense. Net interest expense was $6.4 million for the three months ended March 31, 2002, a decrease of $0.6 million or 7.9% from $7.0 million in the first quarter 2001. The decrease in interest expense was due primarily to a decrease in the weighted average interest rate on our variable rate debt offset somewhat by slightly higher average debt year over year.

     Income Taxes. Income tax benefit was $0.2 million for the three months ended March 31, 2002. Income tax expense was $0.7 million in the first quarter 2001.

     Net loss. Net losses for the quarters ended March 31, 2002 and 2001 were $0.3 million and $3.1 million. The decrease in net loss from the prior year is primarily related to the $2.4 million of goodwill amortization not recorded in 2002 as a result of the adoption of SFAS No. 142.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE
                                                 QUARTERS ENDED
                                                   MARCH 31,
                                                 --------------    DOLLAR    PERCENTAGE
                                                 2002     2001     CHANGE      CHANGE
                                                 -----    -----    ------    ----------
Net sales....................................    $59.2    $63.5    $(4.3)       (6.8)%
                                                 =====    =====
Segment profit...............................    $ 5.2    $ 4.5    $ 0.7        15.6%
                                                 =====    =====
Goodwill amortization........................       --    $ 1.3
                                                 =====    =====
Segment profit after exclusion of goodwill
  amortization...............................    $ 5.2    $ 5.8    $(0.6)      (10.3)%
                                                 =====    =====
Segment profit margin after exclusion of
  goodwill amortization......................      8.8%     9.1%                (3.3)%
                                                 =====    =====

     Net segment sales were $59.2 million in the first quarter 2002, representing a $4.3 million decrease from first quarter 2001. Net sales for the Commercial segment decreased due to declines in a number of end-markets including aerospace, furniture, and graphic arts, particularly high-end printing applications. One growth area was adhesives for high-pressure laminates where revenues were up over 10% due to added business with Formica. Segment profit was $5.2 million in the first quarter 2002, representing a $0.6 million and 10.3% decrease from the first quarter 2001 $5.8 million segment profit excluding goodwill amortization. This decrease was primarily due to lower sales volume. Additional gross profit from lower raw material costs was offset by less rich sales mix.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE
                                                 QUARTERS ENDED
                                                   MARCH 31,
                                                 --------------    DOLLAR    PERCENTAGE
                                                 2002     2001     CHANGE      CHANGE
                                                 -----    -----    ------    ----------
Net sales....................................    $27.5    $25.4     $2.1         8.3%
                                                 =====    =====
Segment profit...............................    $ 3.5    $ 2.1     $1.4        66.6%
                                                 =====    =====
Goodwill amortization........................       --    $ 0.7
                                                 =====    =====
Segment profit after exclusion of goodwill
  amortization...............................    $ 3.5    $ 2.8     $0.7        25.0%
                                                 =====    =====
Segment profit margin after exclusion of
  goodwill amortization......................     12.7%    11.0%                15.4%
                                                 =====    =====

     Net sales for the Construction segment were $27.5 million for the quarter ended March 31, 2002, representing a $2.1 million or 8.3% increase from $25.4 million for the quarter ended March 31, 2001. The increase in sales in 2002 was primarily due to resilience of its end markets and strength at major retail accounts. Segment profit after exclusion of goodwill amortization increased by $0.7 million and 15.4% as a percentage of net sales in the quarter ended March 31, 2002 primarily as a result of increased sales volume and management actions to reduce material costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 2002 was $3.6 million. Net loss adjusted for non-cash charges, such as depreciation and amortization and amortization of deferred financing costs accounted for approximately $2.7 million of positive cash flow. Accounts receivable and inventory increases in the quarter decreased operating cash flow by an aggregate of $3.6 million. The first quarter traditionally is one of working capital build-up to support higher levels of sales. The increase in receivables and inventory was $2.0 million less than in the first quarter of 2001, reflecting management's focus on working capital improvements. Accounts payable and accrued expenses decreased by $2.7 million in the first quarter of 2002, due primarily to the timing of our $8.9 million semi-annual bond interest payment made on March 15, 2002.

     Net cash used in investing activities was $0.6 million and $5.3 million in the three months ended March 31, 2002 and 2001, respectively. In the current quarter we incurred $0.7 million in capital expenditures which was $1.1 million less than in 2001. This decrease was due the construction of a manufacturing facility in Brazil in 2001. In the prior year we incurred $3.4 million in acquisition related costs relative to acquisitions completed in the last quarter of 2000.

     Net cash used in financing activities was $7.6 million and $4.3 million in the three months ended March 31, 2002 and 2001, respectively. We repaid $3.8 million of principle under our Term A loan and $3.0 million under our revolving credit facility during the first quarter of 2002. We incurred $0.7 million of deferred financing costs associated with the amendment of our credit facility on March 1, 2002.

Credit Facilities

     As amended to date, our credit agreement provides for aggregate borrowings of $125 million, including (1) a $50.0 million revolving credit facility, and
(2) a $75.0 million term loan facility. Borrowings under the revolving credit facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by us other than specified exceptions. The revolving credit facility will mature on December 30, 2005. Scheduled quarterly repayments of amounts outstanding under the term loan facility began on September 30, 2001 and through December 31, 2003 amount to 50% of the amount outstanding under that facility on September 30, 2001. The remaining 50% is scheduled to be repaid in equal quarterly payments through December 30, 2005. At March 31, 2002 we had $63.8 million outstanding under our Term Loan A facility, $26.6 million drawn under our revolving credit facility. We also had $1.0 million drawn under a local $1.1 million sub-facility for our Singapore-based sales office. We also have $1.9 million in letters of credit outstanding. At March 31, 2002, we had approximately $21.5 million of borrowing availability which, after giving effect to the amendment discussed below, left us with $11.5 million of effective availability.

     On March 1, 2002, we and our lenders amended our credit agreement. The most significant effects of the amendment are:

     - amendment of our financial covenants to decrease the restrictiveness of those covenants for the quarter ended December 31, 2001 and each of the fiscal quarters in 2002,

     - a new covenant by us to maintain borrowing availability under our revolving credit facility (a) of at least $10.0 million at all times prior to December 31, 2002 and (b) of at least $12.5 million from December 31, 2002 through March 30, 2003 (the practical effect of this covenant is to reduce our revolving credit availability by $10.0 million and $12.5 million and to effectively increase the cost of our standby commitment fee),

     - a limitation on the use of advances under the revolving credit facility to prohibit the use of advances for, among other things, acquisitions and investments in non-guarantor, offshore entities, other than very limited amounts,

     - an increase of 50 to 100 basis points, depending on our leverage level, in the applicable margin included in our interest rates,

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

     Borrowings under the credit facilities bear interest at a rate per annum equal, at our option, to either (1) the higher of (a) the current base rate as offered by JPMorgan Chase or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a eurodollar rate plus an applicable margin. The applicable margin is based on our ratios of total debt to earnings before interest taxes, depreciation and amortization, or EBITDA, (which is more specifically defined in our credit agreement) and senior debt to EBITDA and varies for revolving credit facility borrowings and for loans under the term loan facility, from 2.50% to 3.75% for eurodollar rate loans and from 1.50% to 2.75% for base rate loans. Our credit ratings do not affect the interest rates for our borrowings under our credit facilities.

     Our credit facilities obligate us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our credit facilities include covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, the credit agreement requires us to comply with specified financial ratios and tests including maintenance of specified total debt to EBITDA ratios, senior debt to EBITDA ratios, fixed charge coverage ratios and cash interest expense coverage ratios (each of these ratios and the terms used to calculate them are specifically defined in our credit agreement). The table below sets out the ratios we must meet (i.e., debt to EBITDA ratios may not be exceeded; coverage ratios must be met or exceeded) over the next four fiscal quarters.

                                                                           REQUIRED
                                      ACTUAL AT    --------------------------------------------------------
                                      MAR. 31,     MAR. 31,    JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,
                                        2002         2002        2002        2002        2002        2003
                                      ---------    --------    --------    --------    --------    --------
Total Debt to EBITDA(1)...........     6.15:1       6.50:1      6.50:1      6.50:1      5.75:1      5.00:1
Senior Debt to EBITDA.............     2.41:1       2.55:1      2.55:1      2.55:1      2.10:1      2.50:1
Interest Coverage Ratio(2)........     1.60:1       1.50:1      1.50:1      1.55:1      1.65:1      2.25:1
Fixed Charge Ratio(3).............     0.92:1       0.75:1      0.75:1      0.80:1      0.85:1      1.15:1

-------------------------
(1) Under the credit agreement definition of EBITDA, management fees and certain one-time costs are added back.

(2) A ratio of EBITDA to interest expense.

(3) A ratio of EBITDA to the sum of interest expense, principal payments on indebtedness and capital expenditures.

     Each of these covenants continues for the term of the credit agreement at the latest level above, or a more restrictive level. A deterioration in our current operating performance could result in our failure to satisfy our financial covenants. In addition, unless our operating performance significantly improves during 2002, we may not satisfy the financial covenants at March 31, 2003. A failure by us to satisfy the covenants under the credit agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. In the event of such acceleration, we can give no assurance that we will have sufficient available funds to make such repayment. Our obligations under our credit facilities are secured by substantially all of our assets and are guaranteed by all of our domestic subsidiaries.

Senior Subordinated Notes

     At March 31, 2002 the aggregate principal amount of our 11 7/8% senior subordinated notes due 2010 was $149.2 million. The 11 7/8% senior subordinated notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The notes are general obligations for us, subordinated in right of payment to all existing and future senior debt and are guaranteed by our subsidiaries. The indenture under which the 11 7/8% senior subordinated notes were issued contains certain covenants that, among other things, limit our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and engage in transactions with affiliates.

Liquidity and Capital Requirements

     We have a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.0 million in 2001 and management currently anticipates capital expenditures will be approximately $8.0 million in 2002 and approximately $9.5 million in 2003. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, due to the terms of our credit agreement we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     The following summarizes certain of our contractual obligations at December 31, 2001 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.

                                                   PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------
                                                LESS THAN     1-3       4-5       AFTER
                                      TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
                                     -------    ---------    ------    ------    -------
Long-term debt(3)................    248,819     16,288      35,077    48,310    149,144
Operating leases.................     12,393      1,745       2,900     2,087      5,661
Capital leases...................      4,825        801       1,414     1,474      1,136
  Total..........................    266,037     18,834      39,391    51,871    155,941

-------------------------
(3) Represent principal amounts, but not interest.

     Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the notes, the credit facilities and other indebtedness through March 31, 2003. As discussed above, our operating performance will need to improve significantly in order for us to comply with our financial covenants under our credit facilities at March 31, 2003. As a result, our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     The costs of certain raw materials increased during the first half of 2001, but stabilized by mid year. To offset these increases we raised our prices selectively. We believe that our price increases were sufficient to recover new raw material cost increases, but without margin. During the second half of 2001 some raw material costs decreased, however, a portion of this relief was used to meet competitive pressures and maintain market share. There can be no assurance, however, that our business will not continue to be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 14, 2002. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 14, 2002 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of March 31, 2002 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt, primarily under our credit agreement, and fixed rate debt, primarily under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At March 31, 2002 approximately 62% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at March 31, 2002, we estimate that an immediate 100 basis point rise in interest rates would result in $0.9 million increase in interest expense for the period April 1, 2002 to March 31, 2003. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those existing on March 31, 2002.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.43/L1.00 to $1.29/L1.00 at March 31, 2002 would result in a decrease in our earnings before taxes of $1.3 million for the period from April 1, 2002 to March 31, 2003.

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          99.1           -- Cautionary Statements for Purposes of "Safe Harbor"
                            Provisions of Securities Reform Act of 1995, incorporated
                            by reference to the Company's Form 10-K dated March 29,
                            2002.
          99.2           -- List of Subsidiaries

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated May 10, 2002, under Item 5, other business, to provide an update on operations.

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

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                 /s/ ROBERT B. COVALT
                                          --------------------------------------
                                          Robert B. Covalt, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: May 14, 2002                        Officer