Form 10-Q
period 2002-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2002-08-14
CIK 1048914

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

                  For the quarterly period ended June 30, 2002

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

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 2002 (Unaudited) and
  December 31, 2001.........................................       1
Consolidated Statements of Operations for the three and six
  months ended June 30, 2002
  and 2001 (Unaudited)......................................       2
Consolidated Statements of Cash Flows for the three and six
  months ended June 30, 2002 and 2001 (Unaudited)...........       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      12
PART II.  OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K....................      23
Signatures..................................................      24

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2002            2001
                                                                 --------      ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  4,414        $ 15,584
  Accounts receivable, net..................................       60,111          55,897
  Inventories...............................................       36,317          37,832
  Deferred income taxes.....................................        3,411           3,411
  Other current assets......................................        6,571           5,904
                                                                 --------        --------
Total current assets........................................      110,824         118,628
Property, plant, and equipment, net.........................       68,209          70,021
Goodwill, net...............................................      124,389         151,999
Deferred financing costs, net...............................        8,722           8,944
Deferred income taxes.......................................        6,268              --
Other assets................................................          297             698
                                                                 --------        --------
Total assets................................................     $318,709        $350,290
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 33,908        $ 30,586
  Accrued expenses..........................................       19,645          18,986
  Other current liabilities.................................          301             364
  Current portion of long-term debt.........................       16,572          16,288
  Current portion of capital lease obligations..............          352             401
                                                                 --------        --------
Total current liabilities...................................       70,778          66,625
Long-term debt, less current portion........................      215,863         232,531
Capital lease obligations, less current portion.............        2,814           2,889
Deferred income taxes.......................................           --           2,810
Other long-term liabilities.................................        1,151           1,377
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,239 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       64,073          64,078
Accumulated deficit.........................................      (34,438)        (18,766)
Accumulated other comprehensive loss........................       (1,554)         (1,276)
                                                                 --------        --------
Total stockholders' equity..................................       28,103          44,058
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $318,709        $350,290
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2002       2001        2002        2001
                                                    -------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Net sales.......................................    $94,946    $91,767    $181,694    $180,643
Cost of goods sold..............................     67,627     66,344     130,761     131,138
                                                    -------    -------    --------    --------
Gross profit....................................     27,319     25,423      50,933      49,505
Selling, general and administrative expenses....     17,670     16,768      35,347      33,841
Goodwill amortization...........................         --      2,546          --       4,958
                                                    -------    -------    --------    --------
Operating income................................      9,649      6,109      15,586      10,706
Interest expense, net...........................     (6,592)    (6,861)    (13,012)    (13,834)
                                                    -------    -------    --------    --------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle......      3,057       (752)      2,574      (3,128)
Income tax expense (benefit)....................      1,365     (1,499)      1,183        (771)
                                                    -------    -------    --------    --------
Income (loss) before cumulative effect of change
  in accounting principle.......................      1,692        747       1,391      (2,357)
Cumulative effect of change in accounting
  principle related to goodwill write-off, net
  of income tax benefit.........................         --         --     (17,063)         --
                                                    -------    -------    --------    --------
Net income (loss)...............................    $ 1,692    $   747    $(15,672)   $ (2,357)
                                                    =======    =======    ========    ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 2002    JUNE 30, 2001
                                                                -------------    -------------
                                                                 (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net loss....................................................      $(15,672)        $ (2,357)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................         4,874            9,599
  Amortization of deferred financing costs..................           949              771
  Amortization of bond discount.............................            42               32
  Deferred income taxes.....................................         1,461               --
  Cumulative effect of change in accounting principle.......        17,063               --
  Foreign exchange (gains) losses...........................          (768)             411
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (3,921)          (7,660)
     Inventories............................................         1,747              343
     Prepaid expenses and other assets......................          (206)            (127)
     Accounts payable and other liabilities.................         3,385            8,252
                                                                  --------         --------
Net cash provided by operating activities...................         8,954            9,264
INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash.............            --           (6,098)
Purchase of property, plant and equipment...................        (2,476)          (4,117)
                                                                  --------         --------
Net cash used in investing activities.......................        (2,476)         (10,215)
FINANCING ACTIVITIES
Capital contributions.......................................            --              400
Proceeds from issuance of long-term debt....................            --            1,250
Payments on long-term debt..................................          (450)            (200)
Payments for deferred financing costs.......................          (726)            (404)
Payments on capital lease obligations.......................          (124)            (164)
Payments for stock repurchase...............................            (5)              --
Proceeds from revolving credit facilities...................         4,120           18,636
Payments on revolving credit facilities.....................       (20,200)         (22,498)
                                                                  --------         --------
Net cash used in financing activities.......................       (17,385)          (2,980)
Effect of exchange rate changes on cash.....................          (263)              46
                                                                  --------         --------
Net decrease in cash and cash equivalents...................       (11,170)          (3,885)
Cash and cash equivalents at beginning of period............        15,584            8,008
                                                                  --------         --------
Cash and cash equivalents at end of period..................      $  4,414         $  4,123
                                                                  ========         ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended June 30, 2002 and 2001, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

     In August 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

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

     The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002 and instead requires that goodwill be tested for impairment. The adoption of SFAS No. 142 will result in a $10.0 million decrease in amortization expense in 2002. Amortization expense recognized was $2.4 million, $2.5 million, $2.3 million and $2.8 million, respectively for the four quarters of 2001. We have completed the transitional intangible asset impairment test required under SFAS No. 142 and have recorded an impairment loss of $27.6 million ($17.1 million, net of income tax benefit) in connection with our adoption of the statement. The loss was recorded as a cumulative effect of change in accounting principle. The impairment loss and write-down of goodwill was recorded relative to the Company's European reporting unit. Our assessment of the goodwill impairment charge for this reporting unit is reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

     At June 30, 2002 the Company's unamortized definite lived intangible assets of $0.1 million will be amortized over the remainder of 2002. Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $0.3 million and $0.4 million, respectively. Estimated amortization expense for the remainder of 2002 will be $0.1 million.

     Actual results of operations for the three and six months ended June 30, 2002 and the pro forma results of operations for the three and six months ended June 30, 2001 had we applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       ------------------    -------------------
                                                        2002       2001        2002       2001
                                                       -------    -------    --------    -------
                                                                    (IN THOUSANDS)
Net income (loss), as reported......................   $1,692     $  747     $(15,672)   $(2,357)
Elimination of goodwill amortization, net of tax
  effect of $903 and $1,461.........................       --      1,643           --      3,497
                                                       ------     ------     --------    -------
Pro forma net income (loss).........................   $1,692     $2,390     $(15,672)   $ 1,140
                                                       ======     ======     ========    =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

3. INVENTORIES

     Inventories are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2002         2001
                                                         --------   ------------
Raw materials..........................................  $12,328      $13,508
Work in process........................................      572          544
Finished goods.........................................   23,417       23,780
                                                         -------      -------
                                                         $36,317      $37,832
                                                         =======      =======

4. COMPREHENSIVE INCOME (LOSS)

     For the three and six months ended June 30, 2002 and 2001, respectively, the calculation of comprehensive loss is as follows:

                                     JUNE 30, 2002               JUNE 30, 2001
                               -------------------------   -------------------------
                               THREE MONTHS   SIX MONTHS   THREE MONTHS   SIX MONTHS
                                  ENDED         ENDED         ENDED         ENDED
                               ------------   ----------   ------------   ----------
Net income (loss) as
  reported...................     $1,692       $(15,672)      $ 747        $(2,357)
Foreign currency translation
  adjustments................       (238)          (278)       (684)        (1,304)
                                  ------       --------       -----        -------
Comprehensive income
  (loss).....................     $1,454       $(15,950)      $  63        $(3,661)
                                  ======       ========       =====        =======

5. SEGMENT REPORTING

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

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.8 million and $5.5 million for the three and six months ended June 30, 2002, respectively; and $2.3 million and $4.2 million for the three and six months ended June 30, 2001.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

     The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:

                                                              COMMERCIAL   CONSTRUCTION    TOTALS
                                                              ----------   ------------   --------
For the three months ended June 30, 2002:
  Revenues from external customers..........................   $ 63,801      $31,145      $ 94,946
  Goodwill amortization(1)..................................         --           --            --
  Segment profit............................................      7,231        5,253        12,484
For the three months ended June 30, 2001:
  Revenues from external customers..........................   $ 62,835      $28,932      $ 91,767
  Goodwill amortization(1)..................................      1,409          670         2,079
  Segment profit............................................      4,832        3,533         8,365
For the six months ended June 30, 2002:
  Revenues from external customers..........................   $123,043      $58,651      $181,694
  Goodwill amortization(1)..................................         --           --            --
  Segment profit............................................     12,308        8,761        21,069
For the six months ended June 30, 2001:
  Revenues from external customers..........................   $126,316      $54,327      $180,643
  Goodwill amortization(1)..................................      2,705        1,340         4,045
  Segment profit............................................      9,296        5,689        14,985

-------------------------

(1) Per the provisions of SFAS No. 142, beginning January 1, 2002, goodwill amortization expense (included in segment profit during 2001) is no longer recorded.

     A reconciliation of the reportable segments to consolidated operating income is as follows:

                                                                FOR THE              FOR THE
                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            2002       2001      2002      2001
                                                          --------   --------   -------   -------
Profit:
Total profit for reportable segments....................  $12,484    $ 8,365    $21,069   $14,985
Unallocated corporate expense...........................   (2,835)    (2,256)    (5,483)   (4,279)
                                                          -------    -------    -------   -------
     Income from operations.............................  $ 9,649    $ 6,109    $15,586   $10,706
                                                          =======    =======    =======   =======

7. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly-owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

be material to investors. The unaudited financial statement data as of June 30, 2002 and 2001, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT JUNE 30, 2002 AND FOR THE THREE AND SIX MONTHS THEN ENDED.

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         ------------   -------------   -----------   ------------   -----------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2002:
Net sales.............................     $159,042       $ 22,652       $     --      $      --      $181,694
Cost of goods sold....................      114,443         16,318             --             --       130,761
                                           --------       --------       --------      ---------      --------
Gross profit..........................       44,599          6,334             --             --        50,933
Selling, general and administrative
  expense.............................       25,018          4,874          5,455             --        35,347
                                           --------       --------       --------      ---------      --------
Operating income (loss)...............       19,581          1,460         (5,455)            --        15,586
Interest expense......................      (11,772)          (418)          (822)            --       (13,012)
                                           --------       --------       --------      ---------      --------
Income (loss) before income taxes.....     $  7,809       $  1,042       $ (6,277)     $      --      $  2,574
                                           ========       ========       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 2002:
Net sales.............................     $ 83,092       $ 11,854       $     --      $      --      $ 94,946
Cost of goods sold....................       59,233          8,394             --             --        67,627
                                           --------       --------       --------      ---------      --------
Gross profit..........................       23,859          3,460             --             --        27,319
Selling, general and administrative
  expense.............................       12,741          2,094          2,835             --        17,670
                                           --------       --------       --------      ---------      --------
Operating income (loss)...............       11,118          1,366         (2,835)            --         9,640
Interest expense......................       (6,031)           (87)          (474)            --        (6,592)
                                           --------       --------       --------      ---------      --------
Income (loss) before income taxes.....     $ (5,087)      $  1,279       $ (3,389)     $      --      $  3,057
                                           ========       ========       ========      =========      ========
BALANCE SHEET DATA:
Current assets........................     $ 79,607       $ 22,639       $  9,246      $    (668)     $110,824
Property plant and equipment, net.....       55,979         11,834            396             --        68,200
Goodwill, net.........................      121,354          3,035             --             --       124,389
Deferred financing costs, net.........        7,676             --          1,046             --         8,722
Other assets..........................        5,656            909        266,312       (266,312)        6,565
                                           --------       --------       --------      ---------      --------
Total assets..........................     $270,272       $ 38,417       $277,000      $(266,980)     $318,709
                                           ========       ========       ========      =========      ========
Liabilities and stockholders' equity:
Current liabilities...................     $ 58,492       $ 14,065       $ 17,555      $ (19,334)     $ 70,778
Long-term liabilities.................      200,750         19,078        201,955       (201,955)      219,828
Total stockholders' equity............       11,030          5,274         57,490        (45,691)       28,103
                                           --------       --------       --------      ---------      --------
Total liabilities and stockholders'
  equity..............................     $270,272       $ 38,417       $277,000      $(266,980)     $318,709
                                           ========       ========       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         ------------   -------------   -----------   ------------   -----------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2002:
Operating activities:
Net loss..............................     $ (9,880)      $   (515)      $ (5,277)     $      --      $(15,672)
Depreciation and amortization.........        4,102            582            190             --         4,874
Foreign exchange (gains) losses.......           50           (818)            --             --          (768)
Deferred income taxes.................        1,461             --             --             --         1,461
Cumulative effect of change in
  accounting principle................       15,668          1,395             --             --        17,063
Amortization of deferred financing
  costs...............................          714             --            235             --           949
Amortization of bond discount.........           42             --             --             --            42
Changes in operating assets and
  liabilities.........................      (18,879)         1,593         21,778         (3,487)        1,005
                                           --------       --------       --------      ---------      --------
Net cash provided by (used in)
  operating activities................       (6,722)         2,237         16,926         (3,487)        8,954
Investing activities:
Purchase of property, plant and
  equipment...........................       (1,888)          (588)            --             --        (2,476)
                                           --------       --------       --------      ---------      --------
Net cash used in investing
  activities..........................       (1,888)          (588)            --             --        (2,476)
Financing activities:
Payments on long-term debt............         (200)          (250)            --             --          (450)
Payments for deferred financing
  costs...............................           --             --           (726)            --          (726)
Payments on capital lease
  obligations.........................         (124)            --             --             --          (124)
Net payments on revolving credit
  facilities..........................           --            422        (16,507)            --       (16,085)
                                           --------       --------       --------      ---------      --------
Net cash used in financing
  activities..........................         (324)           172        (17,233)            --       (17,385)
Effect of foreign currency changes on
  cash................................           --           (263)            --             --          (263)
                                           --------       --------       --------      ---------      --------
Net decrease in cash and cash
  equivalents.........................       (8,934)         1,558           (307)        (3,487)      (11,170)
Cash and cash equivalents, beginning
  of period...........................       10,955          1,142             --          3,487        15,584
                                           --------       --------       --------      ---------      --------
Cash and cash equivalents, end of
  period..............................     $  2,021       $  2,700       $   (307)     $      --      $  4,414
                                           ========       ========       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE FINANCIAL DATA AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS THEN ENDED.

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         ------------   -------------   -----------   ------------   -----------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2001:
Net sales.............................     $159,700        $20,943       $     --      $      --      $180,643
Cost of goods sold....................      116,275         14,863             --             --       131,138
                                           --------        -------       --------      ---------      --------
Gross profit..........................       43,425          6,080             --             --        49,505
Selling, general and administrative
  expense.............................       29,379          6,112          3,308             --        38,799
                                           --------        -------       --------      ---------      --------
Operating income (loss)...............       14,046            (32)        (3,308)            --        10,706
Equity in undistributed earnings of
  subsidiaries........................           --             --            358           (358)           --
Interest expense......................      (12,569)          (650)          (615)            --       (13,834)
                                           --------        -------       --------      ---------      --------
Income (loss) before income taxes.....     $  1,477        $  (682)      $ (3,565)     $    (358)     $ (3,128)
                                           ========        =======       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 2001:
Net sales.............................     $ 81,278        $10,489       $     --      $      --      $ 91,767
Cost of goods sold....................       59,045          7,299             --             --        66,344
                                           --------        -------       --------      ---------      --------
Gross profit..........................       22,233          3,190             --             --        25,423
Selling, general and administrative
  expense.............................       14,494          3,089          1,731             --        19,314
                                           --------        -------       --------      ---------      --------
Operating income (loss)...............        7,739            101         (1,731)            --         6,109
Equity in undistributed earnings of
  subsidiaries........................           --             --            358           (358)           --
Interest expense......................       (6,148)          (267)          (446)            --        (6,861)
                                           --------        -------       --------      ---------      --------
Income (loss) before income taxes.....     $  1,591        $  (166)      $ (1,819)     $    (358)     $   (752)
                                           ========        =======       ========      =========      ========
BALANCE SHEET DATA:
Current assets........................     $127,158        $20,885       $  5,293      $ (35,736)     $117,600
Property plant and equipment, net.....       59,064         10,651            375             --        70,090
Goodwill, net.........................      149,958          5,195             --             --       155,153
Deferred financing costs, net.........        9,100             --            436             --         9,536
Other assets..........................       10,078            212        270,259       (279,192)        1,357
                                           --------        -------       --------      ---------      --------
Total assets..........................     $355,358        $36,943       $276,363      $(314,928)     $353,736
                                           ========        =======       ========      =========      ========
Liabilities and stockholders' equity:
Current liabilities...................     $ 79,661        $26,208       $ 18,039      $ (35,170)     $ 88,738
Long-term liabilities.................      231,591          1,000        209,324       (224,918)      216,997
Total stockholders' equity............       44,106          9,735         49,000        (54,840)       48,001
                                           --------        -------       --------      ---------      --------
Total liabilities and stockholders'
  equity..............................     $355,358        $36,943       $276,363      $(314,928)     $353,736
                                           ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2002
                             (Dollars in Thousands)

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         ------------   -------------   -----------   ------------   -----------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2001:
Operating activities:
Net income (loss).....................     $    512        $  (801)      $ (2,068)     $      --      $ (2,357)
Depreciation and amortization.........        8,750            784             65             --         9,599
Amortization of deferred financing
  costs...............................          652             --            119             --           771
Changes in operating assets and
  liabilities.........................       (4,195)         3,972          1,474             --         1,251
                                           --------        -------       --------      ---------      --------
Net cash provided by (used in)
  operating activities................        5,719          3,955           (410)            --         9,264
Investing activities:
Acquisition of businesses.............       (3,822)        (2,276)            --                       (6,098)
Purchase of property, plant and
  equipment...........................       (3,236)          (731)          (150)            --        (4,117)
                                           --------        -------       --------      ---------      --------
Net cash used in investing
  activities..........................       (7,058)        (3,007)          (150)            --       (10,215)
Financing activities:
Capital contributions.................           --             --            400             --           400
Proceeds from long-term debt..........           --          1,250             --             --         1,250
Payments on long-term debt............         (200)            --             --             --          (200)
Payments for deferred financing
  costs...............................           --             --           (404)            --          (404)
Payments on capital lease
  obligations.........................         (164)            --             --             --          (164)
Net payments on revolving credit
  facilities..........................           --         (2,862)        (1,000)            --        (3,862)
                                           --------        -------       --------      ---------      --------
Net cash used in financing
  activities..........................         (364)        (1,612)        (1,004)            --        (2,980)
Effect of foreign currency changes on
  cash................................           --             46             --             --            46
                                           --------        -------       --------      ---------      --------
Net decrease in cash and cash
  equivalents.........................       (1,703)          (618)        (1,564)            --        (3,885)
Cash and cash equivalents, beginning
  of period...........................        4,163          2,281          1,564             --         8,008
                                           --------        -------       --------      ---------      --------
Cash and cash equivalents, end of
  period..............................     $  2,460        $ 1,663       $     --      $      --      $  4,123
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

     Selling, General & Administrative Expenses. Selling, general & administrative expenses generally are those costs not directly related to the production process and include all selling, marketing, research and development, and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal and corporate overhead expense.

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. The Commercial segment consists of the Industrial division and Packaging, Converting & Graphic Arts division. Applications sold by the Industrial division consist primarily of high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing, general assembly and textile applications. The Packaging, Converting & Graphic Arts division produces adhesives and coatings for a number of flexible packaging and paper converting applications. Through the Construction segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.8 million and $5.5 million for the three and six months ended June 30, 2002, respectively; and $2.3 million and $4.3 million for the three and six months ended June 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net Sales. Net sales were $94.9 million for the three months ended June 30, 2002, an increase of $3.2 million, or 3.5% from second quarter 2001 net sales of $91.8 million. The year-to-year increase was driven by gains in both segments. Construction segment sales were $31.1 million in the June 2002 quarter, up 7.6% from last year reflecting a good housing market and gains in the retail do-it-yourself (DIY) channel. Commercial segment sales were $63.8 million, up 1.6% as some business gains from new products and market penetration outpaced declines in a number of end-markets including aerospace, furniture and graphic arts, particularly high end printing applications end markets. Sales of adhesives for high pressure laminates were a significant source of sales growth, with revenues increasing by $1.0 million (a 40% increase) due to the addition of Formica-branded products.

     Cost of Goods Sold. Cost of goods sold was $67.6 million for the three months ended June 30, 2002, an increase of $1.3 million, or 1.9% from second quarter 2001 cost of sales of $66.4 million. Gross profit as a percentage of net sales increased in the quarter to 28.8% from 27.7% in 2001. A number of factors contributed to the increase in gross profit margin. Our raw material costs are lower than they were a year ago, and we have taken actions that have reduced our manufacturing expense. Our raw material costs peaked in last year's second quarter and recently have been relatively stable with some signs of increasing. Manufacturing costs in the Commercial segment reflect savings from closing the Ewing and Nashville plants in June 2001 and August 2001, respectively. However, these benefits were partly offset by the effect of a shift in sales mix to lower margin products. Lower sales in our aerospace business, which carries higher than average margins for our products, was a contributor to this shift.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.7 million for the three months ended June 30, 2002, an increase of $0.9 million, or 5.4% from second quarter 2001 expenses of $16.8 million. As a percentage of net sales, excluding goodwill amortization, selling, general and administrative expenses increased to 18.6% for the second quarter 2002 from 18.3% in 2001. This increase was due primarily to the costs of additions to our management team, extra professional fees related to financing alternatives, higher insurance expenses and $0.4 million of outside consulting costs related to implementation of lean manufacturing.

     For financial reporting purposes, we have added a line to the income statement to segregate the impact of the adoption of SFAS No. 142 and the discontinuation of goodwill amortization expense. Amortization of goodwill for the quarter ended June 30, 2001 was $2.5 million. The elimination of goodwill amortization contributed greatly to the $3.5 million increase in operating income in the second quarter 2002 over the prior year.

     Interest Expense. Net interest expense was $6.6 million for the three months ended June 30, 2002, a decrease of $0.3 million or 3.9% from $6.9 million in the second quarter 2001. The decrease in interest expense was due primarily to a decrease in the weighted average interest rate on our variable rate debt, lower average debt levels year over year offset somewhat by slightly increased amortization of deferred financing costs.

     Income Taxes. Income tax expense was $1.4 million for the three months ended June 30, 2002. Income tax benefit was $1.5 million in the second quarter 2001. Current income tax benefit for the quarter was $0.1 million and deferred income tax expense for the quarter was $1.5 million. Although we have stopped recording goodwill amortization for financial reporting purposes, we continue to be able to deduct a portion of goodwill amortization expense for income tax purposes. We are reflecting the tax benefit of this deduction as an increase in deferred tax liability rather than a reduction of income tax expense.

     Net income (loss). Net income (loss) for the quarters ended June 30, 2002 and 2001 were $1.7 million income and $2.4 million loss, respectively. The increase in net income from the prior year is primarily related to the $2.5 million of goodwill amortization not recorded in 2002 as a result of the adoption of SFAS No. 142 and from the actions and results described above.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                QUARTER ENDED
                                                   JUNE 30,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2002       2001       CHANGE      CHANGE
                                               ----       ----       ------    ----------
Net sales..................................    $63.8      $62.8       $1.0        1.6%
                                               =====      =====
Segment profit.............................    $ 7.2      $ 4.8       $2.4       50.0%
                                               =====      =====
Goodwill amortization......................       --      $ 1.4
                                               =====      =====
Segment profit after exclusion of goodwill
  amortization.............................    $ 7.2      $ 6.2       $1.0       16.1%
                                               =====      =====
Segment profit margin after exclusion of
  goodwill amortization....................     11.2%       9.9%                 13.1%
                                               =====      =====

     Net segment sales were $63.8 million in the second quarter 2002, representing a $1.0 million increase from second quarter 2001. Net sales for the Commercial segment increased due to some business gains from new products and market penetration offsetting declines in a number of end-markets including aerospace, furniture and graphic arts, particularly high end printing applications end markets. Sales of adhesives for high-pressure laminates were a significant source of sales growth, with revenues increasing $1.0 million (a 40% increase) due to the addition of Formica-branded products. Segment profit was $7.2 million in the second quarter 2002, representing a $1.0 million and 16.1% increase from the second quarter 2001 $6.2 million segment profit excluding goodwill amortization. This increase reflects management's focus on cost containment and lower raw material costs offset somewhat by the effect of a shift in sales due to lower margin products.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE
                                                 QUARTER ENDED
                                                   JUNE 30,
                                              -------------------      DOLLAR    PERCENTAGE
                                              2002         2001        CHANGE      CHANGE
                                              ----         ----        ------    ----------
Net sales.................................    $31.1       $28.9         $2.2        7.6%
                                              =====      ========
Segment profit............................    $ 5.3       $ 3.5         $1.8       51.4%
                                              =====      ========
Goodwill amortization.....................       --       $ 0.7
                                              =====      ========
Segment profit after exclusion of goodwill
  amortization............................    $ 5.3       $ 4.2         $1.1       26.2%
                                              =====      ========
Segment profit margin after exclusion of
  goodwill amortization...................     17.0%       14.5%                   17.2%
                                              =====      ========

     Net sales for the Construction segment were $31.1 million for the quarter ended June 30, 2002, representing a $2.2 million or 7.6% increase from $28.9 million for the quarter ended June 30, 2001. The increase in sales in 2002 was primarily due to a good housing market and gains in the retail DIY channel. Segment profit after exclusion of goodwill amortization increased by $1.1 million and 17.2% as a percentage of net sales in the quarter ended June 30, 2002 primarily as a result of increased sales volume and management actions to reduce material costs and contain selling, general and administrative costs.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Net Sales. Net sales were $181.7 million for the six months ended June 30, 2002, an increase of $1.1 million, or 0.6% from net sales of $180.6 million in the prior year. The year-to-year increase was primarily due to gains in Construction segment sales which were partially offset by a decrease in net sales from the Commercial segment. Construction segment sales were $58.7 million for the six months ended June 30, 2002, up 8.1% from last year reflecting a good housing market and gains in the retail DIY channel. Commercial segment sales were $123.0 million, down 2.6% from last year due to declines in a number of end markets including aerospace, furniture, and graphic arts, particularly high-end printing applications end markets.

     Cost of Goods Sold. Cost of goods sold was $130.8 million for the six months ended June 30, 2002, a decrease of $0.4 million, or 0.3%, from prior year cost of sales of $131.1 million. Gross profit as a percentage of net sales increased in the six months ended to 28.0% from 27.4% in 2001. The improved gross profit margin was due to lower raw material costs and lower manufacturing expenses, offset partially by the effect of a shift in sales mix to lower margin products. Lower sales in our aerospace business, which carries higher than average margins for our products, was a contributor to this shift. Manufacturing costs in the Commercial segment were lower reflecting the benefit of plant closures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.3 million for the six months ended June 30, 2002, an increase of $1.5 million, or 4.5% from 2001 expenses of $33.8 million. As a percentage of net sales, excluding goodwill amortization, selling, general and administrative expenses increased to 19.5% for the second quarter 2002 from 18.7% in 2001. This increase was due primarily to the costs of additions to our management team including $0.4 million of one-time costs, extra professional fees related to financing alternatives, higher insurance expenses and $0.4 million of outside consulting costs related to implementation of lean manufacturing.

     For financial reporting purposes, we have added a line to the income statement to segregate the impact of the adoption of SFAS No. 142 and the discontinuation of goodwill amortization expense. Amortization of goodwill for the six months ended June 30, 2001 was $5.0 million. The elimination of goodwill amortization contributed greatly to the $4.9 million increase in operating income over the prior year.

     Interest Expense. Net interest expense was $13.0 million for the six months ended June 30, 2002, a decrease of $0.8 million or 5.9% from $13.8 million in the first half of 2001. The decrease in interest expense was due primarily to a decrease in the weighted average interest rate on our variable rate debt and lower average debt levels partially offset by increased amortization of deferred financing costs.

     Income Taxes. Income tax expense was $1.2 million for the six months ended June 30, 2002. Income tax benefit was $0.8 million in the prior year. Current income tax benefit for the first half of 2002 was $0.3 million and deferred income tax expense was $1.5 million. Although we have stopped recording goodwill amortization for financial reporting purposes, we continue to be able to deduct a portion of goodwill amortization expense for income tax purposes. We are reflecting the tax benefit of this deduction as an increase in deferred tax liability rather than a reduction of income tax expense.

     Net income (loss) before cumulative effect of change in accounting principle. Net income (loss) before the cumulative effect of change in accounting principle for the six months ended June 30, 2002 and 2001 was $1.4 million of income and $2.4 million of loss, respectively. The increase in income from the prior year is primarily related to the $5.0 million of goodwill amortization not recorded in 2002 as a result of the adoption of SFAS No. 142.

     Cumulative effect of change in accounting principle. In connection with Company's completion of the transitional goodwill impairment test required by SFAS No. 142, we have recorded a $27.6 million ($17.1 million, net of income tax benefit) goodwill impairment loss and write-down of goodwill associated with its European reporting unit. Our assessment of our goodwill impairment for this reporting unit is reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE
                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                               ------------------      DOLLAR      PERCENTAGE
                                                2002        2001       CHANGE        CHANGE
                                                ----        ----       ------      ----------
Net sales..................................    $123.0      $126.3      $(3.3)         (2.6)%
Segment profit.............................    $ 12.3      $  9.3      $ 3.0          32.3%
                                               ======      ======
Goodwill amortization......................        --      $  2.7
                                               ======      ======
Segment profit after exclusion of goodwill
  amortization.............................    $ 12.3      $ 12.0      $ 0.3           2.5%
                                               ======      ======
Segment profit margin after exclusion of
  goodwill amortization....................      10.0%        9.5%                     5.3%
                                               ======      ======

     Net segment sales were $123.0 million in the first half of 2002, representing a $3.3 million decrease from the prior year. Net sales for the Commercial segment decreased due to declines in a number of end markets including aerospace, furniture, and graphic arts, particularly high-end printing applications. Segment profit was $12.3 million for the six months ended June 30, 2002, representing a $0.3 million and 2.5% increase from the prior year $12.0 million segment profit excluding goodwill amortization. This increase reflects management's focus on cost containment and lower raw material costs offset somewhat by lower sales volume and a shift in sales mix to products, with lower profit margins.

     For the three months ended September 30, 2001, commercial segment revenues from external customers, goodwill amortization and segment profit were $62.6 million, $1.1 million and $6.5 million respectively. For the three months ended December 31, 2001, commercial segment revenues from external customers, goodwill amortization and segment loss were $56.4 million, $1.7 million and $(0.3) million, respectively.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                      FOR THE
                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                -------------------      DOLLAR      PERCENTAGE
                                                2002         2001        CHANGE        CHANGE
                                                ----         ----        ------      ----------
Net sales...................................    $58.7       $54.3         $4.4           8.1%
                                                =====       =====
Segment profit..............................    $ 8.8       $ 5.7         $3.1          54.4%
                                                =====       =====
Goodwill amortization.......................       --       $ 1.3
                                                =====       =====
Segment profit after exclusion of goodwill
  amortization..............................    $ 8.8       $ 8.0         $0.8          10.0%
                                                =====       =====
Segment profit margin after exclusion of
  goodwill amortization.....................     15.0%       14.7%                       2.0%
                                                =====       =====

     Net sales for the Construction segment were $58.7 million for the six months ended June 30, 2002, representing a $4.4 million or 8.1% increase from $54.3 million for the six months ended June 30, 2001. The increase in sales in 2002 was primarily due to resilience of its end markets and strength at major retail accounts. Segment profit after exclusion of goodwill amortization increased by $0.8 million and 2.0% as a percentage of net sales in the six months ended June 30, 2002 primarily as a result of increased sales volume and management actions to reduce material costs.

     For the three months ended September 30, 2001, construction segment revenues from external customers, goodwill amortization and segment profit were $29.8 million, $0.7 million and $3.5 million, respectively. For the three months ended December 31, 2001, construction segment revenues from external customers, goodwill amortization and segment profit were $27.2 million, $0.7 million and $3.1 million, respectively. Unallocated corporate expense for the three months ended September 30, 2001 were $2.0 million. Unallocated corporate expense for the three months ended December 31, 2001 were $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 2002 was $9.0 million. Net loss adjusted for non-cash charges, such as depreciation and amortization, cumulative effect of a change in accounting principle, amortization of deferred financing costs and foreign exchange gains and losses accounted for approximately $7.9 million of positive cash flow. An increase in the accounts receivable balance at June 30, 2002 decreased operating cash flow by an aggregate of $3.9 million. While the accounts receivable balance has increased from the year-end level, the second quarter is a significantly higher sales volume quarter than the fourth quarter. As a result of our focus on working capital reduction, receivables at June 30, 2002 were $1.5 million lower than the June 30, 2001 balance despite the fact that sales for the quarter ended were $3.1 million higher than that of the prior year. Inventory at June 30, 2002 has decreased $1.7 million from its December 31, 2001 balance again reflecting management's progress on working capital. Compared to June 30, 2001, inventories are $5.7 million lower. Accounts payable and other liabilities increased by $3.4 million in the first half of 2002. Accounts payable at June 30, 2002 were lower than a year ago reflecting lower purchases related to reducing inventory levels as well as lower capital spending.

     Net cash used in investing activities was $2.5 million and $10.2 million in the six months ended June 30, 2002 and 2001, respectively. In the current year to date we incurred $2.5 million in capital expenditures that was $1.6 million less than during the same period in 2001. This decrease was due to the construction of a manufacturing facility in Brazil in 2001 as well as moderate spending levels to date this year. In the prior year we incurred $6.1 million in acquisition related costs relative to acquisitions completed in the last quarter of 2000.

     Net cash used in financing activities was $17.4 million and $2.9 million in the six months ended June 30, 2002 and 2001, respectively. We repaid $7.5 million of principle required under our Term A loan and $8.6 million under our revolving credit facility during the first half of 2002. We incurred $0.7 million of deferred financing costs associated with the amendment of our credit facility on March 1, 2002.

Credit Facilities

     As amended to date, our credit agreement provides for aggregate borrowings of $125 million, including (1) a $50.0 million revolving credit facility, and
(2) a $75.0 million term loan facility. Borrowings under the revolving credit facility are available on a revolving basis and may be used for general corporate purposes, excluding; however, loans, advances and investments, including acquisitions, by us other than specified exceptions. The revolving credit facility will mature on December 30, 2005. Scheduled quarterly repayments of amounts outstanding under the term loan facility began on September 30, 2001 and through December 31, 2003 amount to 50% of the amount outstanding under that facility on September 30, 2001. The remaining 50% is scheduled to be repaid in equal quarterly payments through December 30, 2005. At June 30, 2002 we had $60.0 million outstanding under our Term Loan A facility, $20.6 million drawn under our revolving credit facility and $1.9 million in letters of credit outstanding. We also had $1.0 million drawn under a local $1.1 million sub-facility for our Singapore-based sales office. Approximately $1.1 million of our outstanding letters of credit are used to secure the Singapore facility. At June 30, 2002, we had approximately $27.5 million of borrowing availability under our revolving credit facility, which, after giving effect to the amendment discussed below, left us with $17.5 million of effective availability.

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

     Our credit facilities obligate us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our credit facilities include covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, the credit agreement requires us to comply with specified financial ratios and tests including maintenance of specified total debt to EBITDA ratios, senior debt to EBITDA ratios, fixed charge coverage ratios and cash interest expense coverage ratios (each of these ratios and the terms used to calculate them are specifically defined in our credit agreement). The table below sets out our actual ratios at June 30, 2002 and the ratios we must meet (i.e., debt to EBITDA ratios may not be exceeded; coverage ratios must be met or exceeded) over the next three fiscal quarters.

                                                                              REQUIRED
                                               ACTUAL AT    --------------------------------------------
                                               JUN. 30,     JUN. 30,    SEP. 30,    DEC. 31,    MAR. 31,
                                                 2002         2002        2002        2002        2003
                                               ---------    --------    --------    --------    --------
Total Debt to EBITDA(1)....................     5.68:1       6.50:1      6.50:1      5.75:1      5.00:1
Senior Debt to EBITDA......................     2.08:1       2.55:1      2.55:1      2.10:1      2.50:1
Interest Coverage Ratio(2).................     1.69:1       1.50:1      1.55:1      1.65:1      2.25:1
Fixed Charge Ratio(3)......................     0.89:1       0.75:1      0.80:1      0.85:1      1.15:1

-------------------------
(1) Under the credit agreement definition of EBITDA, management fees and certain one-time costs are added back.

(2) A ratio of EBITDA to interest expense.

(3) A ratio of EBITDA to the sum of interest expense, principal payments on indebtedness and capital expenditures.

     Each of these covenants continues for the term of the credit agreement at the latest level above, or a more restrictive level. A deterioration in our current operating performance could result in our failure to satisfy our financial covenants. In addition, unless our operating performance significantly improves during the next three fiscal quarters, we may not satisfy the financial covenants at March 31, 2003. A failure by us to satisfy the covenants under the credit agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. In the event of such acceleration, we can give no assurance that we will have sufficient available funds to make such repayment. Our obligations under our credit facilities are secured by substantially all of our assets and are guaranteed by our domestic subsidiaries.

Senior Subordinated Notes

     At June 30, 2002 the aggregate principal amount of our 11 7/8% senior subordinated notes due 2010 was $149.2 million. The 11 7/8% senior subordinated notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The notes are general obligations for us, subordinated in right of payment to all existing and future senior debt and are guaranteed by our domestic subsidiaries. The indenture under which the 11 7/8% senior subordinated notes were issued contains certain covenants that, among other things, limit our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and engage in transactions with affiliates.

Liquidity and Capital Requirements

     We have a management agreement with AEA Investors Inc. pursuant to which AEA Investors Inc. provides us with advisory and consulting services. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the credit facilities, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.0 million in 2001 and management currently anticipates capital expenditures will be approximately $7.0 million in 2002 and approximately $8.0 to $10.0 million in 2003. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, due to the terms of our credit agreement we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     The following summarizes certain of our contractual obligations at December 31, 2001 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.

                                                                   PAYMENTS DUE BY PERIOD
                                                       ----------------------------------------------
                                                       LESS THAN                               AFTER
                                             TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS    5 YEARS
                                            -------    ---------    ---------    ---------    -------
Long-term debt(3).......................    248,819     16,288       35,077       48,310      149,144
Operating leases........................     12,393      1,745        2,900        2,087        5,661
Capital leases..........................      4,825        801        1,414        1,474        1,136
       Total............................    266,037     18,834       39,391       51,871      155,941

-------------------------
(3) Represent principal amounts, but not interest.

     Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect cash flow from operations and borrowings under the credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the subordinated notes, the credit facilities and other indebtedness through March 31, 2003. As discussed above, our operating performance will need to improve significantly in order for us to comply with our financial covenants under our credit facilities at March 31, 2003. As a result, our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control. Factors that could affect our future financial performance and our ability to repay or refinance our debt obligations are discussed below and in Exhibit 99.1 to our Form 10-K under "Factors Affecting Future Operating Results."

INFLATION

     The costs of certain raw materials increased during the first half of 2001, but stabilized by mid year. To offset these increases we raised our prices selectively. We believe that our price increases were sufficient to recover new raw material cost increases, but net to maintain our margins. During the second half of 2001 some raw material costs decreased, however, a portion of this relief was used to meet competitive pressures and maintain market share. There can be no assurance, however, that our business will not continue to be affected by inflation in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of August 14, 2002. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 14, 2002 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of June 30, 2002 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our short-term debt and long-term debt. We utilize a combination of variable rate debt, primarily under our credit agreement, and fixed rate debt, primarily under our subordinated notes. Our credit facilities require that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At June 30, 2002 approximately 65% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at June 30, 2002, we estimate that an immediate 100 basis point rise in interest rates would result in $0.8 million increase in interest expense for the period July 1, 2002 to June 30, 2003. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those existing on June 30, 2002.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.53/L1.00 to $1.38/L1.00 at June 30, 2002 would result in a decrease in our earnings before taxes of $1.3 million for the period from July 1, 2002 to June 30, 2003.

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analyses should not be viewed as predictive of our future financial performance. Additionally, we cannot give any assurance that the actual impact in any particular year will not.

COMMODITIES

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           4.9           -- Second Supplemental Indenture dated as of July 9, 2002, among Sovereign Specialty Chemicals Inc., the Guarantor
                            party thereto and the Bank of New York, as Trustee.
          99.1           -- Factors Affecting Future Operating Results, incorporated by reference to Exhibit 99.1 to the Company's Form 10-K
                            dated March 29, 2002.

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated May 10, 2002, under Item 5, other business, to provide an update on operations.

     The Company filed a report on Form 8-K, dated July 26, 2002, under Item 5, other business, to provide an update on operations and to announce the appointment of a new Chief Executive Officer.

     The Company filed a report on Form 8-K, dated August 13, 2002, under Item 5, other business, to provide an update on operations.

     The Company filed a report on Form 8-K, dated August 14, 2002, under Item 9, regulation FD disclosures, containing the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                  /s/ NORMAN E. WELLS
                                          --------------------------------------
                                          Norman E. Wells, Chief Executive
                                          Officer

                                                  /s/ JOHN R. MELLETT
                                          --------------------------------------
                                          John R. Mellett, Chief Financial
Date: August 14, 2002                     Officer