Form 10-Q/A
period 2002-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2002-12-03
CIK 1048914

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 2002

                                     or

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      TO


                     COMMISSION FILE NUMBER: 333-39373

                              ---------------
                    SOVEREIGN SPECIALTY CHEMICALS, INC.
           (Exact name of registrant as specified in its charter)



                   Delaware                                36-4176637
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

225 W. Washington St. - Ste. 2200, Chicago, IL                60606
   (Address of principal executive offices)                (Zip Code)


                               (312) 419-7100
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                              EXPLANATORY NOTE
                              ----------------

     This amendment to Sovereign Specialty Chemicals, Inc.'s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 amends and supplements the Form 10-Q previously filed on November 14, 2002. The purpose of this Amendment is to amend and supplement Item 6(a) with
Exhibit 10.1B which was previously omitted and not filed with the Securities and Exchange Commission. No further changes have been made to the Form 10-Q previously filed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Item 6(a) is amended and restated by substituting the following:

     "(a) Exhibits

          10.1B Employment Modification Agreement, dated July 24, 2002, between Robert B. Covalt and Sovereign Specialty Chemicals, Inc.

          99.1 Factors Affecting Future Operating Results, incorporated by reference to Exhibit 99.1 to the Company's Form 10-K dated March 29, 2002."

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOVEREIGN SPECIALTY CHEMICALS, INC.

                                 By: /s/ Norman E. Wells Jr.
                                    ---------------------------------------

                                    Norman E. Wells Jr.,
                                    Chief Executive Officer



                                 By: /s/ John R. Mellett
                                    ---------------------------------------

                                    John R. Mellett,
                                    Chief Financial Officer



                                 By: /s/ Terry D. Smith
                                    ---------------------------------------

                                    Terry D. Smith,
                                    Chief Financial Officer


Date:  December 3, 2002

                               CERTIFICATIONS



I, Norman E. Wells, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sovereign Specialty Chemicals, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 3, 2002


 /s/ Norman E. Wells, Jr.
----------------------------------
Norman E. Wells, Jr.
Chief Executive Officer

I, John R. Mellett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sovereign Specialty Chemicals, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 3, 2002


 /s/ John R. Mellett
-------------------------------
John R. Mellett
Chief Financial Officer

I, Terry D. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sovereign Specialty Chemicals, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 3, 2002


/s/ Terry D. Smith
------------------------------
Terry D. Smith
Chief Financial Officer

                                EXHIBT INDEX



EXHIBIT
NUMBER         DESCRIPTION
--------       -----------------------------------------------------------

10.1B Employment Modification Agreement, dated July 24, 2002, between Robert B. Covalt and Sovereign Specialty Chemicals, Inc.

99.1 Factors Affecting Future Operating Results, incorporated by reference to Exhibit 99.1 to the Company's Form 10-K dated March 29, 2002.