Form 10-Q/A
period 2002-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2002-12-19
CIK 1048914

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

                     For the transition period from     TO


                        COMMISSION FILE NUMBER: 333-39373

                           --------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                EXPLANATORY NOTE

         This amendment to Sovereign Specialty Chemicals, Inc.'s quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 amends and supplements the Form 10-Q previously filed on November 14, 2002 and amended on December 3, 2002. The purpose of this Amendment is to amend and supplement Item 6(a) with Exhibit 3.2 which exhibit has been amended, and was previously omitted and not filed with the Securities and Exchange Commission. No further changes have been made to the Form 10-Q previously filed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Item 6(a) is amended and restated by substituting the following:

         "(a) Exhibits

                 3.2 By-laws of the Sovereign Specialty Chemicals, Inc. as amended September 16, 2002

               10.1B Employment Modification Agreement, dated July 24, 2002 between Robert B. Covalt and Sovereign Specialty Chemicals, Inc. (previously filed).

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


                                             SOVEREIGN SPECIALTY CHEMICALS, INC.

                                             By: /s/ Norman E. Wells, Jr.
                                                --------------------------------

                                                Norman E. Wells Jr.,
                                                Chief Executive Officer



                                             By: /s/ John R. Mellett
                                                --------------------------------

                                                John R. Mellett,
                                                Chief Financial Officer



                                             By: /s/ Terry D. Smith
                                                --------------------------------

                                                Terry D. Smith,
                                                Chief Financial Officer




Date:  December 19, 2002

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

Date:  December 19, 2002



/s/ Norman E. Wells, Jr.
-----------------------------------
Norman E. Wells, Jr.
Chief Executive Officer

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

Date:  December 19, 2002



/s/ John R. Mellett
--------------------------------
John R. Mellett
Chief Financial Officer

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

Date:  December 19, 2002



/s/ Terry D. Smith
------------------------------------
Terry D. Smith
Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
------                            ---------------------------------------------

3.2                               By-laws of the Sovereign Specialty Chemicals,
                                  Inc. as amended July 24, 2002

10.1B Employment Modification Agreement, dated July 24, 2002 between Robert B. Covalt and Sovereign Specialty Chemicals, Inc. (previously filed).

99.1 Factors Affecting Future Operating Results, incorporated by reference to Exhibit 99.1 to the Company's Form 10-K dated March 29, 2002.