Form 10-K
period 2002-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2003-03-14
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------
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

                         (REGISTRANT'S EMAIL ADDRESS:)
                                SOVEREIGNSC.COM

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of the common stock of the registrant is not readily available.

     On March 14, 2003, the registrant had 1,441,189 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding. Approximately 75% of the voting common stock and of the non-voting common stock of the registrant is held by an affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                                           PART OF FORM 10-K INTO
                  DOCUMENT                                   WHICH INCORPORATED
                  --------                                 ----------------------
                    None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Financial Statements and Supplemental Data..................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   26
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13.  Certain Relationships and Related Transactions..............   37
Item 14.  Controls and Procedures.....................................   38
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   39
          Certifications..............................................   41
          Supplemental Information to be Furnished With Reports Filed
          Pursuant to Section 15(d) of the Act by Registrants Which
          Have Not Registered Securities Pursuant to Section 12 of the
          Act.........................................................   43

                           FORWARD-LOOKING STATEMENTS

     Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 14, 2003. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the factors discussed under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results" and those identified in Exhibit
99.1 to this report. We undertake no obligation to revise or update our forward-looking statements to reflect events or circumstances that arise after March 14, 2003 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

     Unless otherwise indicated, industry data contained herein is as of December 31, 2002 and was derived from a report prepared by The ChemQuest Group, Inc., an independent management consultancy specializing in the adhesives, sealants and coatings industry, for which we pay a nominal fee, as well as publicly available sources, which we have not independently verified but which we believe to be reliable.

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

     We are headquartered in Chicago, Illinois, and were formed as a limited partnership by Robert B. Covalt and other investors in 1995 to acquire and consolidate specialty chemicals businesses in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. In 1997, we organized our business into a corporation. In 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through ten strategic acquisitions. Currently, our business is comprised of the Commercial segment and the Construction segment. Our Commercial segment manufactures a range of products for industrial markets, including high-performance specialty adhesives and coatings for automotive, aerospace, recreational vehicle, manufactured housing, air handling and transportation textile applications. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment manufactures branded caulk, sealants and adhesives for professional contractors and do-it-yourself applications. We plan to continue our growth through a combination of new product development, leveraging technology across business units, continued market penetration, international expansion and, in the longer term, strategic equity financed acquisitions.

DEVELOPMENTS

     During 2002, we made significant strategic progress by initiating aggressive action in a number of areas. We increased productivity through further manufacturing actions, including the implementation of lean manufacturing initiatives at most of our facilities, improved warehouse logistics and product line rationalization. Key areas of focus were and continue to be, containing costs, reorganizing sales approach and capturing business development opportunities. We continue our focus on standardizing business processes and corporate identity to reduce internal and external complexity.

     A key management focus was on working capital improvement, debt reduction and improved liquidity to allow us to focus on improving our core business through productivity and internal growth initiatives. During 2002, we reduced total debt by approximately $28.3 million from year end 2001 and in December 2002, we amended our credit agreement to, among other things, refinance substantial portions of our required term loan amortization over the next two to three years with new credit agreement indebtedness with a longer term. We reduced inventory and accounts receivable levels by approximately $16.0 million combined year over year.

     In 2002, we bolstered our management team. In early 2002, we hired a new President and Chief Operating Officer, John R. Knox, who has extensive industry experience. In July, we announced that Norman E. Wells, Jr. was appointed as our Chief Executive Officer. Robert B. Covalt continued in his position as Chairman of the Board of Sovereign through December 31, 2002. Mr. Wells has historically had success leading middle market companies through the development of strategic and operating plans, which have resulted in accelerated debt reduction, operating cost improvements and top-line growth. Mr. Wells has served on our Board of Directors since 1999 and both Mr. Wells and Mr. Covalt will continue to serve on our Board of Directors. In late 2002, John Mellett, our Chief Financial Officer, decided to leave us and was replaced by Terry D. Smith following a transition period.

     In November 2002, we announced plans to close two of our higher-cost manufacturing plants. The first plant is located in Cincinnati, Ohio and primarily produces water-borne adhesives sold to the industrial market. Production from this plant will be transferred to Sovereign's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the next nine months. Also housed in Cincinnati are technical, sales support, customer service, and administrative functions some of which will be transitioned to our other locations during 2003. The second plant, located in Kapellen, Belgium, produces water-borne and hot-melt adhesives for the European packaging and converting market. This production will be shifted to the Newark, United Kingdom plant during the first half of 2003. The Kapellen facility will continue to provide sales, technical and distribution support to continental Europe.

     There were disappointments in 2002, primarily related to the economic environment. Our financial performance fell short of management's expectations. We continued to experience challenging specialty chemical industry conditions, with end-market demand down in many of the applications sold through our Commercial segment. On the other hand, the Construction segment performance was aided by stable housing market and gains in the retail do-it-yourself market.

     We believe that our ongoing initiatives, together with the actions we have taken in 2002 have positioned us to continue our goal of top-line growth driven by the leveraging of technologies, expanding geographic reach and utilizing existing customer relationships to create customers for other products in the our portfolio.

INDUSTRY OVERVIEW

     The adhesives, sealants and coatings segment of the specialty chemicals industry is a large global segment, which has historically exhibited strong stable growth. Total sales for the adhesives, sealants and coatings segment in the United States were approximately $29.0 billion in 2002 and $28.0 billion in 2001. This was an increase of 4.3% from 2001 levels. Over the next five years the segment is forecasted to grow at an average annual rate of 7.5% per year. Adhesives are replacing mechanical fasteners in many manufacturing processes, and adhesives and sealants can reduce weight and parts requirements and provide superior performance characteristics such as protection against corrosion and vibration. In addition, we expect international sales of adhesives, sealants and coatings to grow due to increased use in developing markets.

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

     We participate in the industrial, automotive, packaging and aerospace categories through our Commercial segment and in the construction and consumer categories through our Construction segment.

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

     International Sales. International sales of adhesives, sealants and coatings are also expected to grow due to increased use of these products internationally. Total worldwide sales for adhesives, sealants and coatings were approximately $94.0 billion in 2002 and $91 billion in 2002. In 2001, the United States accounted for approximately 31% of worldwide sales, while Europe accounted for approximately 33% of worldwide sales and Japan accounted for approximately 10% of worldwide sales. Sales to the remainder of the world accounted for approximately 26% of total segment sales. Growth is expected in developing markets, particularly in the Far East, Eastern Europe and Latin America.

COMPETITIVE STRENGTHS

     We believe we have the following competitive strengths:

     Leadership Positions in Attractive Market Niches. We enjoy leadership positions in growing, value-added market niches as a result of our customer-driven product development, reputation for quality, high levels of customer service and brand name recognition. Our brand and trade names are particularly well recognized among our customers, and include OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(TM), Dualite(R), Hybond(R), Proxseal(TM), Primaseal(TM), Primalam(TM), Avadyne(TM), Bondrite(TM), NailPower(TM) and Proxmelt(TM). We believe our leadership positions, technological expertise and strong customer relationships provide us with meaningful advantages in the development of new products and the penetration of new market niches.

     Technological Expertise. We are a technology leader within many of the markets we serve. Our current technology portfolio, comprising numerous customized and proprietary formulations with unique performance characteristics, provides us with a broad technological base to satisfy our customers' requirements. We continually leverage our technological expertise to develop new products and additional applications for existing product formulations. In addition, we have enhanced our technological expertise both through cooperative research and development efforts and joint technological alliances with world-class suppliers, and customers.

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

     Broad Product Offerings and Diverse Customer Base. We manufacture over 5,000 products that are sold through multiple distribution channels to over 6,000 customers for a wide variety of applications. In 2002, no single customer accounted for over 4% of our net sales, and our top 20 customers accounted for less than 20% of our net sales. This diversity of customers, products and distribution channels provides us with a broad base from which to increase sales and expand customer relationships, and limits our exposure to any particular customer, end market or geographic region.

     Strong Management Team. Our strong management team averages nearly 18 years experience in the specialty chemicals industry. Current members of management and our Board of Directors hold approximately 14.1% of our equity on a fully diluted basis. As part of our philosophy, management seeks to foster an entrepreneurial environment, which empowers employees and encourages and rewards individual initiative. This philosophy has been successful in generating top-line growth. Since inception, our management team has successfully executed and integrated ten strategic acquisitions. From 1996 to 2002 we increased our annual net sales from $37.8 million to $361.1 million through acquisitions and internal growth.

BUSINESS STRATEGY

     Continued Focus on Niche Products in Attractive Markets. We will continue to develop product offerings for value-added, end-use applications with attractive growth prospects, including

     - structural adhesives

     - coating and adhesives systems for graphic arts applications

     - flame-retardant adhesives and coatings

     - food and medical packaging adhesives and coatings

     - environmentally friendly products

     Emphasize Cash Flow Improvements. We continue to target working capital improvement through improved accounts receivable collection, optimization of inventory management, consolidation of warehouses and rationalization of product lines.

     Accelerate New Product Pipeline. We deploy our research and development resources to align with the most promising growth opportunities. We assign technical experts by chemistry and market to leverage our broad product portfolio. We are seeking to shorten the time it takes to bring new products to our customers.

     Achieve Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced performance, cost savings and improved cash flow through:

     - lowering working capital levels by optimizing SKU counts, better management of inventory and improving customer receivable collections

     - improving manufacturing and distribution operations, through lean manufacturing initiatives and recently announced facility rationalizations

     - cross-selling our products across the broader distribution and customer network that we have developed through our acquisitions

     - improving freight logistics to lower our costs.

     Increase International Presence. We believe we have significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. While sales of adhesives, sealants and coatings outside the United States in 2002 represented approximately $64.6 billion or 69% of the worldwide market, our net sales outside the United States represented approximately 13% of our net sales for 2002. In addition, international sales are expected to benefit from the increased use of adhesives, sealants and coatings in developing markets. We have expanded our global sales, particularly in Europe and Latin America complemented by our manufacturing operations in Mexico, Brazil, the United Kingdom and Belgium. We have announced the closing of the Belgium facility in 2003 in order to consolidate production and reduce costs. In addition, we have sales and technical offices in the

U.K., Italy, Canada, Sweden, France, Switzerland and Singapore. The principal office for our European operation is in the U.K.

     Pursue Strategic Acquisitions. We have successfully grown through acquisitions and, although our near term strategy revolves around optimizing our existing resources, our long-term strategy is to continue to pursue additional strategic acquisitions that will allow us to further increase sales in targeted markets. We believe that the high degree of fragmentation in the global adhesives, sealants and coatings segment will continue to provide suitable acquisition candidates.

     Potential acquisition candidates will be evaluated based upon our ability to:

     - expand existing product lines and customer relationships

     - enhance our product development capabilities

     - market products through new or expanded distribution channels

     - increase utilization of available manufacturing capacity

     - generate cost savings

     - augment our technology portfolio

     - open new market opportunities

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. The table below sets forth the primary product applications as categorized within our reportable segments:

SEGMENT                                                   SELECTED APPLICATIONS
-------                                                   ---------------------
COMMERCIAL:...............................   Aerospace composite and foaming adhesives
                                             Automotive structural, friction and trim
                                             adhesives
                                             Commercial insulation adhesives and coatings
                                             Flame-retardant textile adhesives and coatings
                                             High pressure laminate bonding adhesives
                                             Soft goods bonding adhesives
                                             Blister packaging adhesives and coatings
                                             Bookbinding adhesives
                                             Food and product packaging adhesives and
                                             coatings
                                             Food packaging laminating adhesives
                                             High gloss, scratch and abrasion resistant
                                             coatings
                                             Radiation cured coatings for selected printing
                                             & packaging adhesives

CONSTRUCTION:.............................   Aluminum and vinyl siding sealants
                                             Drywall and sub-flooring adhesives
                                             Tub and tile sealants
                                             Window and door sealants

  COMMERCIAL SEGMENT:

     Industrial applications sold by our Commercial segment consist primarily of high-performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. We often develop structural adhesives in conjunction with the technical staff of our customers and they are used in many demanding automotive applications which include brake bonding and body panel assembly. Our aerospace bonding films are used to bond composite structures in commercial aircraft and meet rigid performance requirements. In addition, we manufacture and market microspheres, including Dualite(R), a lightweight inert filler that can both reduce the weight and enhance the strength of products to which it is added. Our customers include Airbus Industries, Baxter International Inc., The Boeing Company, General Motors Corporation, Johns Manville Corporation, Milliken & Company, Forest River and The Stanley Works.

     This segment also produces flexible packaging adhesives including: heat-activated lidding adhesives used to apply flexible paper or foil lids to plastic tubs used in the food industry, including individually packaged condiments, creamers and cream cheese tubs; film-to-film adhesives used to bond different types of plastic film, such as metalized and moisture barrier films used in snack food bags; foil or paper blister packaging for products such as pharmaceuticals, batteries, toys and tool accessories; and medical packaging adhesives. We produce a variety of high quality, high gloss, scratch and abrasion resistant coatings used on paperback book and magazine covers, decorative packaging, annual reports, catalog covers, and playing and trading cards. We are a leading manufacturer of coatings for paperback book covers and trading cards. Overprint coatings customers include printers, custom coaters and magazine manufacturers.

  CONSTRUCTION SEGMENT:

     Through this segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications. We are a leader in aluminum and vinyl siding sealants as well as kitchen and bath sealants, offering ease of use, durability and color match capabilities. These products are marketed for do-it-yourself retail and professional applications. We offer a broad range of well-established branded products including PL(R) and Polyseamseal(R) for retail do-it-yourself applications and Pro-Series(R) and PL(R) for professional applications.

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

     Our sales and marketing efforts and customer relationships are further enhanced by the numerous customer-specific technical approvals we have secured. These approvals typically involve significant customer time and effort and result in a strong competitive position for qualified products. Once qualified, products are often referenced in customer specifications or qualified product lists. These qualification processes also reinforce the partnership between us and our customers and can lead to additional sales and marketing opportunities.

TECHNOLOGY

     We maintain a strong commitment to technology, with over 90 chemists and chemical engineers focused on the development of new products and processes. We work hand-in-hand with our business teams and customers to develop innovative, high-performance solutions to satisfy current and future needs. This methodology of involving the customer throughout the product development process enhances the creation of products that will add value to our customers' businesses.

     During the past several years, we have focused our research and development efforts on the development of high performance, environmentally safe products. This effort has led to a broad range of technologies and applications, including:

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

     We hold approximately 10 patents and trademarks, primarily in the U.S. Our products include a wide variety of technology, some of which is protected, some of which is not. No one patent or trademark or group of patents or trademarks is material to our business. Our patents and qualified formulations, in combination with our customer integrated approach to product and application design, should enhance our ability to create a sustainable, competitive advantage in the next several years. We have several brands and trademarks that are well recognized by customers, including OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(R), Dualite(R), Hybond(R), Proxseal(TM), Primaseal(TM), Primalam(TM), Avadyne(TM), Bondrite(TM), NailPower(TM), and Proxmelt(TM).

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

EMPLOYEES

     As of December 31, 2002, we had 930 employees, of whom 149 were members of unions under contracts which expire between 2004 and 2006. Approximately 775 of our employees are employed in the U.S. and approximately 155 are employed internationally. We believe that our relations with our employees are good. As of December 31, 2001, we had 1,007 employees.

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

     In connection with soil and groundwater contamination resulting from historic operations under prior ownership of our Greenville, South Carolina facility, in November 1994, the former owner of the business entered into a consent agreement with the South Carolina Department of Health and Environmental Control that requires the successors to complete investigation and remediation of soil and groundwater contamination at the site. These activities are currently projected to cost approximately $2.0 million, $1.5 million of which had been spent by December 31, 2002. We are indemnified by the former owner with respect to this matter, as well as certain other known and unknown pre-closing environmental liabilities, subject to an overall limit well in excess of the currently estimated cost of cleanup. The former owner has agreed to conduct and finance the investigation and remediation of this matter.

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

     In connection with the 1996 acquisition of Pierce & Stevens Corp., our environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at various other areas of the Pierce & Stevens Corp. facilities. Our current estimated total cost of investigation and remediation is approximately $5.0 million. This amount could be higher, depending upon the extent of required remediation. In connection with the acquisition, The Sherwin-Williams Company agreed to indemnify us with respect to this and other environmental and non-environmental pre-closing liabilities, subject to a $9.0 million overall limit and has already paid us for all our expenses related to these facilities, which has totaled greater than $4.0 million to date. We have entered into a voluntary agreement with the New York State Department of Environmental Conservation with regard to the Buffalo facility remediation. Completion of the majority of this project is expected in 2003, with full funding of the estimated additional $0.8 million cost by Sherwin Williams.

     As part of our Imperial Adhesives Inc. acquisition, we acquired our Cincinnati, Ohio and Nashville facilities. At our Cincinnati facility we are conducting a voluntary soil and groundwater remediation project over a period of several years. This project is currently estimated to cost $1.0 million. The former owner of the site will contribute approximately two thirds of the cost of this project. If costs exceed $1.5 million, insurance totaling $10.0 million is available. PCB soil contamination issues, currently estimated to cost $0.2 to $0.3 million, are fully indemnified by the former owner. We have voluntarily assumed the estimated $0.1 million cost of for the closure of seven, non-hazardous substance, underground storage tanks subsequent to the ceasing of production in July 2002.

     Imperial Adhesives Inc. has been identified as a "PRP" (potentially responsible party) with regard to the remediation of a drum reconditioning/disposal site. Imperial Adhesives Inc. settled for $0.04 million with the U.S. EPA as a "de minimus contributor" for the remedial investigation and feasibility study costs (RIFS). Our additional clean up cost liability is capped at $0.07 million by the former owner.

     As part of our acquisition of the Croda International Plc. adhesives business, we acquired our Kapellen, Belgium and Newark on Trent, United Kingdom facilities. Soil and groundwater at the Kapellen facility is contaminated with various solvents. The former owner of the site had initiated an investigation, which lead their consultant to believe that natural attenuation of this contamination might be one of the feasible options. However, in the event that active remediation is necessary, our consultant has estimated a cost of $0.7 million. The cost of this remediation is covered by a guarantee from Croda International Plc. to the Belgian authority. Indemnification is available for this matter from Croda International Plc., subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda International Plc. acquisition agreement. In addition, under that agreement, Croda International Plc. has retained responsibility for compliance with the applicable Flemish statute on soil clean up and any other applicable laws concerning the transfer of the Kapellen facility.

     Regarding the Newark On Trent, facility in the United Kingdom, potential issues related to soil and groundwater remediation, tank containment improvements and site investigation monitoring were identified.

Indemnification from Croda International Plc. is available for the remediation of this matter, and others (if required), subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda International Plc. acquisition agreement.

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

     We do not currently believe that capital expenditures relating to achieving compliance with environmental regulations will have a material adverse effect on our business, financial condition or results of operations. However, environmental laws are constantly evolving and we cannot predict accurately the effect they may have upon our capital expenditures, cash flow or competitive position in the future. Should these laws become more stringent, the cost of compliance would increase. If we cannot pass on future costs to our customers, such increases may have an adverse effect on our business, financial condition or results of operations.

RAW MATERIALS

     We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2002, the company purchased about $195 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials used by us are several manufacturing steps removed (downstream) from these basic feedstocks. The price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

     We typically purchase strategic raw materials on a contract basis to moderate price changes during the contract period, however, prices can change significantly at the end of contract periods if supply shortages, feedstock cost pressures, or other unforeseen market events occur. Commodity raw materials are available from numerous independent suppliers, and specialty raw materials are usually available from several suppliers.

     We expect the cost of many raw materials to increase during 2003 and in the long term. In aggregate, we have been successful historically in passing on raw material cost increases through selective price increases to our customers over time, but under certain competitive market conditions we may not be able to continue to do so in the future or we may not be able to do so as to maintain margins.

BACKLOG

     Most orders for our products are received and shipped in the same month. Total backlog orders at December 31, 2002 were approximately $10.0 million. All 2002 backlog orders are expected to be filled within the current year. Backlog orders at December 31, 2001 were $12.0 million.

GEOGRAPHIC FINANCIAL INFORMATION

     For information regarding the allocation of our revenue and long lived assets among the U.S. and our international markets, see Note 15 to the Consolidated Financial Statements.

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

     Listed below are the principal manufacturing facilities that we operate.

                                                    OWNED/       SQUARE
LOCATION                                           LEASED(1)     FOOTAGE     SEGMENT
--------                                           ---------     -------     -------
Akron, Ohio......................................    Owned       214,300     Commercial
Newark on Trent, United Kingdom..................    Owned       202,400     Commercial
Mentor, Ohio.....................................    Owned       175,000   Construction
Buffalo, New York................................    Owned       165,000     Commercial
Plainfield, Illinois.............................   Leased(4)    154,600     Commercial
Kapellen, Belgium................................    Owned       134,400     Commercial
Cincinnati, Ohio.................................    Owned       115,000     Commercial
Greenville, South Carolina.......................   Leased(2)    104,500     Commercial
Carol Stream, Illinois...........................    Owned        81,800     Commercial
LaGrange, Georgia................................    Owned        80,500   Construction
Seabrook, New Hampshire/Salisbury,
  Massachusetts..................................    Owned        79,100     Commercial
Kimberton, Pennsylvania..........................    Owned        55,900     Commercial
Mexico City, Mexico..............................   Leased(3)     24,400     Commercial
Vinhedo, Brazil..................................    Owned        13,800     Commercial

---------------

(1) All of our owned facilities are subject to mortgages pursuant to our credit agreement. In addition, the Seabrook, New Hampshire/Salisbury, Massachusetts property is subject to mortgages relating to the financing of the acquisition of the property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 14, 2003, we had 96 holders of record of voting common stock and 2 holders of record of non-voting common stock. There is no public trading market for our equity securities. We have not historically declared dividends and do not anticipate paying cash dividends on common stock in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on our common stock.

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

                                                   SOVEREIGN SPECIALTY CHEMICALS, INC.
                                 ------------------------------------------------------------------------
                                  YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     2002           2001           2000           1999           1998
                                 ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales......................    $361,110       $356,701       $265,833       $243,273       $215,977
Cost of goods sold.............     259,760        259,253        186,393        168,415        148,681
                                   --------       --------       --------       --------       --------
Gross profit...................     101,350         97,448         79,440         74,858         67,296
Selling, general and
  administrative expenses......      75,960         78,015         57,582         48,350         46,418
Special charges................          --             --             --         14,153             --
                                   --------       --------       --------       --------       --------
Operating income...............      25,390         19,433         21,858         12,355         20,878
Interest expense, net..........     (25,527)       (26,990)       (21,276)       (15,076)       (14,712)
Loss on sale of business.......          --             --             --             --         (1,025)
                                   --------       --------       --------       --------       --------
Income (loss) before income
  taxes, extraordinary item and
  cumulative effect of change
  in accounting principle......        (137)        (7,557)           582         (2,721)         5,141
Income tax expense (benefit)...         305         (1,500)         1,418          4,218          3,494
                                   --------       --------       --------       --------       --------
Income (loss) before
  extraordinary item...........        (442)        (6,057)          (836)        (6,939)         1,647
Extraordinary items, net of
  income tax benefit(1)........          --             --          4,828          1,055            176
Cumulative effect of change in
  accounting principle, net of
  income tax benefit(2)........     (17,064)            --             --             --             --
                                   --------       --------       --------       --------       --------
Net income (loss)..............    $(17,506)      $ (6,057)      $ (5,664)      $ (7,994)      $  1,471
                                   ========       ========       ========       ========       ========
BALANCE SHEET DATA
  (END OF PERIOD):
Cash...........................    $ 14,124       $ 15,584       $  8,008       $ 17,005       $  5,863
Working capital................      42,951         52,003         52,345         44,311         29,739
Total assets...................     308,668        350,290        355,029        257,839        225,567
Total indebtedness.............     223,792        252,109        246,633        158,582        132,264
Stockholders' equity...........      25,853         44,058         51,262         56,616         54,194
OTHER FINANCIAL DATA:
Capital expenditures...........    $  6,560       $  8,040       $  5,077       $  6,280       $  4,472

---------------

(1) Extraordinary losses relate to the write-off of deferred financing costs and any associated premiums paid as a result of the early extinguishment of debt.

(2) Cumulative effect of change in accounting principle relates to the write-off of goodwill, net of income tax benefit, as a result of the adoption of SFAS 142, "Goodwill and other Intangible Assets".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes included herein.

GENERAL

     We were formed to acquire and consolidate adhesives, sealants and coatings businesses in the highly fragmented adhesives, sealants and coatings business segment of the specialty chemical industry. We have grown through the acquisition and integration of businesses. From 1996 to 2002, we increased annual net sales through acquisitions and internal growth from $37.8 million to $361.1 million. We plan to continue our growth through a combination of new product development, continued market penetration, international expansion, and in the longer term, strategic acquisitions.

     This table describes the acquisitions since inception in March 1996.

                                      DATE OF
ACQUISITION                         ACQUISITION               APPLICATION
-----------                         -----------               -----------
Adhesives Systems Division of B.F.
  Goodrich (renamed SIA Adhesives,
  Inc.)...........................  March 1996     Specialty adhesives used primarily
                                                   for automotive, aerospace and
                                                   general industrial applications
Pierce & Stevens Corp.............  August 1996    Specialty coatings and adhesives
                                                   for performance-oriented niche
                                                   applications
U.S. Adhesives, Sealants and
  Coatings Division of Laporte
  PLC(1)..........................  August 1997    Adhesives and sealants primarily
                                                   utilized for housing repair,
                                                   remodeling and construction and
                                                   industrial applications
Coatings and Adhesives Division of
  K.J. Quinn & Co., Inc. .........  June 1998      Specialty polyurethane
                                                   formulations for adhesives and
                                                   coatings
PL Adhesives & Sealants brand and
  product line from ChemRex
  Inc. ...........................  August 1998    Adhesives and sealants for
                                                   consumer applications
Flexible packaging coating
  business of The Valspar
  Corporation.....................  April 1999     Radiation curable, water and
                                                   solvent products
Overprint coatings product line of
  Aurachem, Inc. .................  August 2000    Overprint coatings applications

Imperial Adhesives, Inc. .........  October 2000   Industrial adhesives used in
                                                   furniture, shoes, transportation,
                                                   OEM construction packaging and
                                                   other applications
Specialty Adhesives and Coatings
  business of Croda International
  Plc.............................  October 2000   Specialty coatings and adhesives
                                                   for printing and publishing,
                                                   flexible packaging and paper
                                                   converting applications.
Distribution business of Sovereign
  products from IMPAG.............  June 2001      Distributor of our flexible
                                                   packaging applications

---------------

(1) The companies acquired from Laporte Plc. comprised Laporte Construction Chemicals North America, Inc., which was renamed OSI Sealants, Inc. and Evode-Tanner Industries, Inc., which was renamed Tanner Chemicals, Inc.

     The operating results of acquired businesses have been included in our consolidated operating results for all periods after their respective dates of acquisition.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we continually evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     Goodwill. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and was being amortized using the straight-line method over periods ranging from 15 to 25 years through December 31, 2001. Accumulated amortization of goodwill was $30.1 million at December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and instead required that goodwill be tested for impairment at least annually.

     Reserve for Inventory Obsolescence. Our estimated reserves for obsolescence or unmarketable inventory is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates. We periodically review inventory and if applicable, record additional inventory writedowns. If actual market conditions are less favorable than those projected by management and cause usage rates to vary from those estimated, additional inventory write-downs may be required, however these would not be expected to have a material adverse impact on our financial statements.

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

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment consist primarily of high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing , textile applications, flexible packaging adhesives and coatings for a number of applications. Through the Construction segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $12.5 million, $9.7 million, and $6.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

RESULTS OF OPERATIONS

  2002 COMPARED TO 2001

     Net Sales. Net sales were $361.1 million in 2002, an increase of $4.4 million, or 1.2% over 2001 net sales of $356.7 million. The increase was due to gains in the Construction segment, which were partially offset by a decrease in net sales from the Commercial segment. Construction segment sales were $121.0 million in 2002, up $9.7 million, or 8.7% from the prior year reflecting a good housing market and gains in the retail do-it-yourself market. Commercial segment sales were $240.1 million in 2002, down $5.3 million, or 2.2% from the prior year due to declines in a number of end markets including aerospace, furniture and graphic arts, particularly high-end printing applications end markets. Sales levels were also negatively affected by continued general economic weakness in the United States during the year.

     Cost of Goods Sold. Cost of goods sold was $259.8 million in 2002, an increase of $0.5 million, or 0.2% over 2001 cost of sales of $259.3 million. Gross profit as a percentage of net sales increased in 2002 to 28.1% from 27.3% in 2001. The increase in gross profit as a percentage of net sales was due primarily to two factors. First, we experienced decreases in certain raw material costs primarily in the first half of the year from the prior year. Second, as a result of productivity initiatives, including implementation of lean manufacturing and the full year benefit during the current year of plant closures completed during the year ended December 31, 2001, manufacturing expenses decreased. These positive factors were offset partially by the effect of a shift in sales mix to lower margin products. Lower sales in our aerospace business, which carries higher than average margins for our products, was a contributor to this shift.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $76.0 million in 2002, an increase of $8.0 million, or 11.8% from 2001 expenses (excluding goodwill amortization) of $68.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 21.0% for 2002 from 19.1% in 2001. This increase was due primarily to a $4.1 million provision recorded relative to the announced closures of our facilities in Cincinnati, Ohio and in Kapellen, Belgium. In addition, contributing to the increase were: the costs of additions to our management team, including $0.4 million of costs not expected to occur in the future; $0.5 million of professional fees related to financing alternatives; higher insurance expenses, $1.2 million incurred as a result of the reorganization of our senior management and of management of businesses in our Commercial segment and $0.9 million of outside consulting costs related to implementation of lean manufacturing practices at many of our manufacturing locations in 2002.

     For financial reporting purposes, we have added a line to our income statement to segregate the impact of the adoption of SFAS No. 142 and the discontinuation of goodwill amortization expense. Amortization of goodwill for the year ended December 31, 2001 was $10.0 million. The elimination of goodwill amortization contributed greatly to the $6.0 million increase in operating income over the prior year.

     Interest Expense. Net interest expense was $25.5 million in 2002 and $27.0 million in 2001. The decrease in interest expense was due primarily to a decrease in the weighted average interest rate on our variable rate debt to 5.7% from 7.1% and lower average debt levels partially offset by increased amortization of deferred financing costs. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt in 2003.

     Income tax expense (benefit). Income tax expense was $0.3 million in 2002. Income tax benefit was $1.5 million in 2001. Although we have stopped recording goodwill amortization for financial reporting purposes, we continue to be able to deduct a portion of goodwill amortization expense for income tax purposes.

     Net income (loss) before cumulative effect of change in accounting principle. Net loss before the cumulative effect of change in accounting principle for the year ended December 31, 2002 and 2001 was $0.4 million and $6.0 million, respectively. The decrease in loss from the prior year is primarily related to the $10.0 million of goodwill amortization not recorded in 2002 as a result of the adoption of SFAS No. 142, partially offset by the provision for announced plant closures of $4.1 million.

     Cumulative effect of change in accounting principle. In connection with our completion of the transitional goodwill impairment test required by SFAS No. 142, we have recorded a $27.6 million ($17.1 million, net of income tax benefit) goodwill impairment loss and write-down of goodwill associated with our European reporting unit. Our assessment of our goodwill impairment for this reporting unit is reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER 31,
                                                   ---------------   DOLLAR   PERCENTAGE
                                                    2002     2001    CHANGE     CHANGE
                                                   ------   ------   ------   ----------
Net sales........................................  $240.1   $245.4   $(5.3)      (2.2)%
                                                   ======   ======
Segment profit...................................  $ 19.8   $ 16.9   $ 3.9       23.1%
                                                   ======   ======
Goodwill amortization............................      --   $  5.5
                                                   ======   ======
Segment profit excluding goodwill amortization...  $ 19.8   $ 22.4   $(2.6)     (11.6)%
                                                   ======   ======
Segment profit margin excluding goodwill
  amortization...................................     8.2%     9.1%     --       (9.9)%
                                                   ======   ======   =====

     Net segment sales were $240.1 million in 2002, representing a $5.3 million decrease from 2001. This decrease was due primarily to declines in a number of end markets including aerospace, furniture, and graphic arts, particularly high-end printing applications. Segment profit was $19.8 million for the year ended December 31, 2002, representing a $2.6 million or 11.6% decrease from the prior year $22.4 million segment profit excluding goodwill amortization. The decrease in segment profit resulted primarily from a $4.1 million provision for the closure of our Cincinnati, Ohio and Kapellen, Belgium facilities discussed below and, to a lesser extent, from lower sales volume and a shift in sales mix to products with lower profit margins. These factors were partially offset by a decrease in expenses attributable to management's focus on cost containment, the full year benefit in 2002 of the 2001 plant closures and lower annualized raw material costs.

     In November 2002, we announced plans for the closure in 2003 of two of our higher-cost manufacturing plants. The first plant is located in Cincinnati, Ohio, and employs 118 people. The Cincinnati plant primarily produces water-borne adhesives sold to the industrial market. Production from this plant will be transferred to our plants in Greenville, South Carolina, and Carol Stream, Illinois and Plainfield, Illinois progressively over the next nine months. Also housed in Cincinnati are technical, sales support, customer service, and administrative functions, some of which will be transitioned to other of our locations during 2003. As part of the closure, approximately 88 employees, primarily in manufacturing, but also including some technical, sales support, customer service and administrative functions, will be terminated in 2003.

     The second plant is located in Kapellen, Belgium and employs 24 people. In accordance with the laws of Belgium, and following a consultation period, on October 25, 2002, we announced our intent to cease manufacturing in Kapellen. This plant produces water-borne and hot-melt adhesives for the European packaging and converting market. This production will be shifted to the Newark, United Kingdom plant during the first half of 2003. The Kapellen facility will continue to provide sales, technical and distribution support to continental Europe. Approximately 14 employees, primarily in manufacturing functions, will be terminated as part of the closure in 2003.

     These closures will include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. We expect the closure of both plants to be completed by the third quarter of 2003. The closure of these two plants is expected to produce annual cost savings of approximately $3.0 million when the shutdowns are complete. As a result of the announced closures, we recorded a charge of approximately $4.1 million in the fourth quarter of 2002 relative to the following costs: termination benefits of approximately $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters. Our 2003 capital spending budget of $8 million includes the capital expenditures required to accomplish the production transfers.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER 31,
                                                   ---------------   DOLLAR   PERCENTAGE
                                                    2002     2001    CHANGE     CHANGE
                                                   ------   ------   ------   ----------
Net sales........................................  $121.0   $111.3    $9.7        8.7%
                                                   ======   ======
Segment profit...................................  $ 18.1   $ 12.3    $5.8       47.7%
                                                   ======   ======
Goodwill amortization............................      --   $  2.7
                                                   ======   ======
Segment profit excluding goodwill amortization...  $ 18.1   $ 14.9    $3.2       21.2%
                                                   ======   ======
Segment profit margin excluding goodwill
  amortization...................................    15.0%    13.4%     --       11.5%
                                                   ======   ======    ====       ====

     Net sales for the Construction segment were $121.0 million for the year ended December 31, 2002 and $111.3 million for the year ended December 31, 2001. The increase in sales in 2002 was primarily due to resilience of its end markets and strength at major retail accounts. Segment profit increased by $5.8 million, or 21.2%, primarily as a result of higher sales volume, management actions to reduce costs and selective pricing increases.

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

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER 31,
                                                   ---------------   DOLLAR   PERCENTAGE
                                                    2001     2000    CHANGE     CHANGE
                                                   ------   ------   ------   ----------
Net sales........................................  $245.4   $160.4   $85.0       53.0%
                                                   ======   ======
Segment profit...................................  $ 16.9   $ 18.0   $(1.0)      (6.1)%
                                                   ======   ======
Goodwill amortization............................  $  5.5   $  3.9
                                                   ======   ======
Segment profit excluding goodwill amortization...  $ 22.4   $ 21.9   $ 0.5        2.3%
                                                   ======   ======
Segment profit margin excluding goodwill
  amortization...................................     9.1%    13.7%             (33.6)%
                                                   ======   ======

     Net sales for the Commercial segment were $245.4 million and $160.4 million for the years ended December 31, 2001 and 2000, respectively. The increase of $85 million was due to acquisitions completed in late 2000. Segment profit excluding goodwill amortization was $22.4 million and $21.9 million for the years ended December 31, 2001 and 2000, respectively. The decrease in segment profit as a percentage of sales was due primarily to lower sales of higher-margin products raw material cost.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin which is segment profit expressed as a percentage of net sales:

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER 31,
                                                   ---------------   DOLLAR   PERCENTAGE
                                                    2001     2000    CHANGE     CHANGE
                                                   ------   ------   ------   ----------
Net sales........................................  $111.3   $105.4    $5.9        5.6%
                                                   ======   ======
Segment profit...................................  $ 12.3   $ 10.6    $1.7       15.7%
                                                   ======   ======
Goodwill amortization............................  $  2.7   $  2.7
                                                   ======   ======
Segment profit excluding goodwill amortization...  $ 14.9   $ 13.2    $1.7       12.5%
                                                   ======   ======
Segment profit margin excluding goodwill
  amortization...................................    13.4%    12.6%               6.5%
                                                   ======   ======

     Net sales for the Construction segment were $111.3 million for the year ended December 31, 2001 and $105.4 million for the year ended December 31, 2000. The increase in sales in 2001 was primarily due to resilience of its end markets and strength at major retail accounts. Segment profit increased by $1.7 million and 12.5% as a result of higher sales volume, management actions to reduce costs and selective pricing increases.

PRO FORMA RESULTS OF OPERATIONS

     Our audited financial results include the operations acquired in our Croda International Plc. and Imperial Adhesives Inc. acquisitions only after their acquisition in October 2000. The following sets out and discusses our unaudited pro forma consolidated results of operations for 2000, giving effect to our October 2000 Imperial Adhesives Inc. and Croda International Plc. acquisitions as if they had occurred at January 1, 2000. This pro forma presentation is included to allow comparisons of the performance of the businesses we owned in 2001 with the full year results of these businesses in 2000.

                                                                 2000
                                                               --------
Net sales...................................................   $353,979
Cost of goods sold..........................................    249,651
                                                               --------
Gross profit................................................    104,328
Selling general and administrative expenses.................     82,008
                                                               --------
Operating income............................................     22,320
Interest expense, net.......................................     27,790
Income tax benefit (expense)................................      1,024
                                                               --------
Loss before extraordinary loss..............................     (4,446)
Extraordinary loss, net of tax..............................     (4,828)
                                                               --------
Net loss....................................................   $ (9,274)
                                                               ========

     During 2000, Croda International Plc. restructured operations prior to our acquisition of the businesses in October 2000. They terminated certain employees and relocated certain manufacturing activities from Italy and Belgium to the United Kingdom and from a less efficient plant to a new leased facility in Illinois. In connection with these activities, costs were expensed as incurred. These costs are included in the results above, but were not borne by us.

     In addition, since we did not purchase Croda International Plc.'s Ewing New Jersey plant, we leased it on a short-term basis while production was transferred to other of our plants.

     In 2001, we closed Imperial's Nashville manufacturing facility and transferred manufacturing to our existing facilities. We incurred approximately $1.1 million in costs directly attributable to the closure of the facility. We sold the facility in December 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $35.3 million in 2002. Net loss, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes, foreign currency gains/losses and cumulative effect of change in accounting principle, accounted for approximately $9.2 million of cash flow. Cash provided from operations increased as we decreased inventory levels by $9.8 million and accounts receivable balances by $6.8 million. Accounts payable and other liabilities increased by $6.8 million in 2002, driven primarily by the recording of a $4.1 million liability relative to announced plant closures of our Cincinnati and Kapellen facilities.

     Net cash provided by operating activities was $18.6 million in 2001. Net loss, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs and extraordinary loss, accounted for approximately $14.2 million of cash flow. Additional cash was provided as inventory decreased by $4.7 million and accounts payable and accrued expenses increased by $1.6 million in 2001. These increases in cash flow from operations were partially offset by an accounts receivable increase of $2.1 million.

     Net cash used in investing activities was $6.2 million in 2002 and resulted from capital additions to property, plant and equipment of $6.6 million less $0.4 million of proceeds from the sale of the Nashville facility in December 2002. Current year capital expenditures were $1.4 million less than 2001, due to the construction of a manufacturing facility in Brazil in 2001 as well as moderate spending levels in 2002.

     Net cash used in investing activities was $16.3 million in 2001 and resulted from capital additions to property, plant and equipment of $8.0 million and acquisition costs of $8.3 million. In February 2001, we paid $2.8 million in additional consideration to Croda International Plc. based on the results of operations of certain of the businesses acquired in 2000. We incurred an additional $3.8 million during 2001 related to the 2000 acquisitions of Croda International Plc and Imperial. As part of the finalization of the purchase price allocations, these costs were recorded as an increase to goodwill. Effective June 30, 2001, we completed the purchase of the distribution business related to our products of IMPAG, a long standing European distributor of our products for $1.7 million. Consideration is payable in four installments. In July, 2001, we paid $0.5 million and in January, 2002 we paid approximately $0.3 million. Approximately $0.5 million is due in each of January 2003 and 2004. This acquisition was accounted for as a purchase. We recognized $1.5 million in goodwill in connection with this acquisition.

     Net cash used in financing activities was $30.6 million for the year ended December 31, 2002. We repaid $11.3 million of principal required under our Term A loan and decreased our borrowings under our revolving credit facility by $16.2 million during the year ended December 31, 2002. We incurred $2.2 million of deferred financing costs associated with amendments of our credit agreement dated March 1, 2002 and December 20, 2002.

     Net cash provided by financing activities was $5.8 million in 2001. Net borrowings under our credit agreement were $4.6 million in the year ended December 31, 2001. We added $1.3 in acquisition notes payable.

  CREDIT FACILITIES

     We amended our credit agreement (Credit Agreement) on December 20, 2002. The amended Credit Agreement provides for aggregate borrowings of $108.6 million. The Credit Agreement as amended includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with remaining outstanding balance of $11.1 million at December 31, 2002 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.5 million at December 31, 2002 and no additional capacity to borrow additional funds under that facility. The Credit Agreement prior to amendment dated December 20, 2002, included (1) a $50.0 million Credit

Facility and (2) a $75.0 million term loan (Term Loan A) to fund acquisitions with an outstanding balance of $56.3 million at December 20, 2002, and no capacity to borrow additional funds under that facility.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 2002, we had $13.4 million outstanding and $34.6 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.7% and 7.1%, for the year ended December 31, 2002 and 2001, respectively.

     Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by us other than specified exceptions. Scheduled quarterly repayments of $75.0 million outstanding under Term Loan A began on September 30, 2001 and through September 30, 2002 we had repaid $18.3 million of the amount outstanding under Term Loan A. Prior to December 20, 2002, we were to continue to make scheduled quarterly repayments through December 31, 2003 totalling 50% of the $75.0 million amount drawn under the Term Loan A. The scheduled amortization for 2003 was $15.0 million. The remaining 50% was scheduled to be repaid in equal quarterly payments through December 30, 2005.

     On December 20, 2002 we amended our Credit Agreement and we refinanced $45.1 million of the $56.3 Term Loan A outstanding balance with a new six year, $47.5 million Term Loan B facility. The Term Loan B includes a $2.4 million discount (representing a fee) which will be amortized through interest expense over the life of the facility. The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005. The most significant effects of the amendment are:

     - restoration of the full availability of our $50.0 million Credit Facility by eliminating a previously existing covenant to maintain borrowing availability under our Credit Facility (a) of at least $10.0 million at all times prior to December 31, 2002 and (b) of at least $12.5 million from January 1, 2003,

     - amendment of our financial covenants to decrease the restrictiveness of those covenants for the quarter ended December 31, 2002 and each of the fiscal quarters prospectively beginning with first quarter of 2003,

     - elimination of the fixed charge ratio covenant beginning December 31, 2002, which was replaced by an asset coverage ratio covenant under which we must maintain at the end of each fiscal quarter a ratio (determined by the sum of accounts receivable, inventory and property, plant and equipment divided by total amount advanced, including outstanding letters of credit, under the Credit Agreement) greater than 1.25 to 1.

     The following effects of previous amendments are still in effect under the current amended Credit Agreement:

     - a limitation on the use of advances under the Credit Facility for, among other things, acquisitions and investments in non-guarantor, offshore entities,

     - prohibition of any significant acquisitions unless capital stock is used as the primary purchase consideration and no indebtedness is assumed or acquired, and

     - a decrease in our permitted levels of capital expenditures and indebtedness outside the credit facilities.

     Borrowings under the Credit Agreement bear interest at our option at a rate per annum equal to either (1) the higher of (a) the current base rate as offered by JPMorgan Chase or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a Eurodollar rate plus an applicable margin. The applicable margin varies by facility. For amounts drawn under the Term Loan A and the Credit Facility the Eurodollar margin is 3.75% and the base rate margin is 2.75%. For amounts drawn under the Term Loan B facility, the Eurodollar margin is 4.50% and the base rate margin is 3.50%. Amounts outstanding under the Credit Facility, Term Loan A and Term Loan B bear interest, payable quarterly in the case of base rate advances and payable at the end of the relevant interest period of one, two, three or six months (or quarterly in certain cases) for all Eurodollar advances. Our credit ratings do not affect the interest rates for our borrowings under our Credit Agreement.

     Our Singapore-based sales office has a facility providing for borrowings up to approximately $1.1 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2002, approximately $0.8 million was drawn on the facility.

     At December 31, 2002, we have $13.4 million drawn under our Credit Facility, and approximately $2.0 million of outstanding letters of credit. At December 31, 2002, we had approximately $34.6 million of borrowing availability under the Credit Facility.

     Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our Credit Agreement include covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. We must also comply with several financial and other covenants, including that we maintain at the end of each fiscal quarter, the following criteria described below as specifically defined in our Credit Agreement. These criteria are not intended and should not be relied upon to replace GAAP measures. Rather, these measures are included to provide information with respect to our compliance with these financial criteria under our Credit Agreement.

                                                LEVEL REQUIRED AT END OF FISCAL QUARTER ENDING
                        ACTUAL AT     ------------------------------------------------------------------
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                           2002           2002         2003        2003         2003            2003
                       ------------   ------------   ---------   --------   -------------   ------------
Total Debt to
  EBITDA(1)..........     5.33:1         6.00:1       6.00:1      6.00:1       6.00:1          5.75:1
Senior Debt to
  EBITDA(1)..........     1.78:1         2.25:1       2.25:1      2.25:1       2.25:1          2.00:1
Interest Coverage
  Ratio(2)...........     1.77:1         1.65:1       1.65:1      1.65:1       1.65:1          1.65:1
Asset Coverage
  Ratio(3)...........     1.63:1         1.25:1       1.25:1      1.25:1       1.25:1          1.25:1

---------------

(1) EBITDA is a defined term in our Credit Agreement.

(2) A ratio of EBITDA to interest expense.

(3) A ratio of the sum of accounts receivable, inventory and property plant and equipment to EBITDA.

     Each of these covenants continues for the term of the Credit Agreement at the latest level above, or a more restrictive level. A deterioration in our current operating performance could result in our failure to satisfy our financial covenants. A failure by us to satisfy the covenants under the Credit Agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. The Credit Facility, Term Loan A and Term Loan B are secured by a security interest in substantially all of our subsidiaries' assets, including pledges of the common stock of our subsidiaries. In addition, the Credit Facility, Term Loan A and Term Loan B are guaranteed by our subsidiaries. Some of our guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility.

  SENIOR SUBORDINATED NOTES

     On December 30, 1999, SSCI Investors LLC, an entity owned by an investor group led by AEA Investors Inc., acquired approximately 75% of our outstanding capital stock directly from the former majority stockholder with the balance owned by other investors, including members of our current management team. SSCI Investors LLC's acquisition of our common stock constituted a change of control under the terms of the indenture relating to our 9 1/2% Senior Subordinated Notes due 2007 and, as a result, we were required to make an offer to purchase for cash any and all of the outstanding $125.0 million principal amount of 9 1/2% Senior Subordinated Notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The repurchase was completed on March 6, 2000 with the repurchase of the entire $125.0 million principal amount of 9 1/2% Senior Subordinated Notes for an aggregate purchase price of approximately $127.4 million which was financed with borrowings under the Credit Agreement. On March 29, 2000 we completed an issuance of $150.0 million in aggregate principal amount of 11 7/8% Senior Subordinated Notes due 2010 in a private placement to qualified institutional investors in accordance with Securities and Exchange Commission Rule 144A and outside of the United States in accordance with Regulation S under the Securities Act of 1933. The privately placed 11 7/8% Senior Subordinated Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The cash proceeds from this private placement of notes of approximately $143.8 million were used to repay amounts drawn under our Credit Facilities for the repurchase of the 9 1/2% Senior Subordinated Notes and for general corporate purposes.

     At December 31, 2002 the aggregate principal amount of 11 7/8% Senior Subordinated Notes was $149.2 million. The 11 7/8% Senior Subordinated Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% Senior Subordinated Notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The 11 7/8% Senior Subordinated Notes are our general obligations, subordinated in right of payment to all existing and future senior debt and are guaranteed by our subsidiaries. The indenture under which the 11 7/8% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and engage in transactions with affiliates.

  LIQUIDITY AND CAPITAL REQUIREMENTS

     We have a management agreement with AEA Investors Inc. under which we receive advisory and consulting services provided by AEA Investors LLC, the successor company to AEA Investors Inc. and sometimes referred to in this report collectively with its successor as AEA Investors. The management agreement provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses.

     Interest payments on the amounts drawn under the Credit Agreement, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $6.6 million in 2002 and management currently anticipates capital expenditures will be approximately $8.0 million in 2003 and approximately $8.5 million in 2004. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, our management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     The following summarizes certain of our contractual obligations at December 31, 2002 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.

                                                     PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------
                                                   LESS THAN    1-3      4-5      AFTER
                                          TOTAL     1 YEAR     YEARS    YEARS    5 YEARS
                                         -------   ---------   ------   ------   -------
Long-term debt(1)......................  224,042     2,041     25,926   46,075   150,000
Operating leases(2)....................    9,525     1,327      1,707    1,442     5,050
Capital leases(3)......................    4,104       764      1,467    1,474       399
Total obligations......................  237,666     4,132     29,100   48,991   155,444

---------------

(1) Represent principal amounts, but not interest. See Note 8 to the Consolidated Financial Statements.

(2) As described in Note 12 to the Consolidated Financial Statements.

(3) Represents minimum future payments. See Note 13 to the Consolidated Financial Statements for further discussion.

     Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through December 31, 2003. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     After peaking in mid-2001 and then declining through early 2002, the costs of certain of our raw materials have increased. We expect costs to stabilize by mid 2003. To offset these increases we raised our selling prices selectively. Historically, in aggregate, price increases have been sufficient to recover new raw material cost increases, but not to maintain margins. There can be no assurance, however, that our business will not be affected by inflation in the future.

FORWARD-LOOKING STATEMENTS

     Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report. Some of the factors that could cause or contribute to such differences include:

     - changes in economic and market conditions that impact the demand for our products and services;

     - risks inherent in international operations, including possible economic, political or monetary instability;

     - uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses or from plant closures.

     - the impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

     - changes in raw material costs and our ability to adjust selling prices.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of March 14, 2003. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after March 14, 2003 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of December 31, 2002 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At December 31, 2002 approximately 69% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at December 31, 2002, we estimate that an immediate 100 basis point rise in interest rates would result in $0.7 million increase in interest expense for the period January 1, 2003 to December 31, 2003. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those existing on December 31, 2002.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.60/L1.00 to $1.44/L1.00 at December 31, 2002 would result in a decrease in our earnings before taxes of $1.3 million for the period from January 1, 2003 to December 31, 2003.

COMMODITIES RISK

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

     We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2002, the company purchased about $195 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials are several manufacturing steps removed (downstream) from these basic feedstocks. The price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

     We typically purchase strategic raw materials on a contract basis to moderate price changes during the contract period, however, prices can change significantly at the end of contract periods if supply shortages, feedstock cost pressures, or other unforeseen market events occur. Commodity raw materials are available from numerous independent suppliers, and specialty raw materials are usually available from several suppliers.

     We expect the cost of many raw materials to increase during 2003 and in the long term. In aggregate, we have been successful historically in passing on raw material cost increases through selective price increases to our customers over time under certain competitive market conditions, but we may not be able to do so in the future or we may not be able to do so as to maintain margins.

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analyses should not be viewed as predictive of our future financial performance. Additionally, we cannot give any assurance that the actual impact in any particular year will not materially exceed the amounts indicated above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to: (1) each member of our Board of Directors; (2) each of our executive officers; and
(3) certain of our key managers and key managers of our subsidiaries.

NAME                                    AGE                 POSITION*
----                                    ---                 ---------
Norman E. Wells, Jr. .................  54    Chairman of the Board, and Chief
                                              Executive Officer, Director
John R. Knox..........................  37    President and Chief Operating Officer
Terry D. Smith........................  48    Vice President, Chief Financial
                                              Officer, Chief Accounting Officer and
                                              Treasurer
Louis M. Pace.........................  31    Vice President -- Business Development
                                              and Information Technology
Martyn Howell-Jones...................  65    Vice President -- International
Richard W. Johnston...................  56    Vice President -- Science & Technology
Paul Gavlinski........................  56    Vice President -- Manufacturing and
                                              Engineering
Thomas DuFore.........................  49    Vice President -- Human Resources
Peter Longo...........................  43    President -- OSI Sealants Inc.
Patrick W. Stanton....................  35    Principal Accounting Officer,
                                              Assistant Secretary and Assistant
                                              Treasurer
Robert B. Covalt......................  71    Director
John L. Garcia........................  46    Director
John D. Macomber......................  75    Director
Robert H. Malott......................  76    Director
Daniel B. Mulholland..................  50    Director
Thomas P. Salice......................  43    Director

---------------

* Positions are with Sovereign, unless otherwise noted.

     Norman E. Wells, Jr., has served as our Chief Executive Officer since July, 2002 and has been a Director since December 1999. He became Chairman of the Board of Directors on January 1, 2003. Mr. Wells currently is a Managing Director and Operating Partner of AEA Investors LLC, the successor company of AEA Investors Inc. with which he has been associated for over 10 years. Mr. Wells has served as a Director of Rand McNally from May 2001 until the present and served as Chairman from May 2001 until December 2002. Mr. Wells also served as Interim Chief Executive Officer of Rand McNally from December 2000 until June 2002. Mr. Wells was retained by Rand McNally to manage a comprehensive restructuring of the business. In February, 2003, Rand McNally filed a prepackaged bankruptcy petition in the United States Bankruptcy Court. Prior to the filing, the Rand McNally debt holders unanimously approved the Plan of Reorganization. Mr. Wells served as President and Chief Executive Officer of Easco Aluminum Inc. from November 1996 to December 1999. Mr. Wells was a Director of CasTech Aluminum Group Inc. from June 1992 to September 1996 and served as CasTech's President and Chief Executive Officer from March 1993 to September 1996.

     John R. Knox has served as our President and Chief Operating Officer since September, 2002 and as our Executive Vice President and Chief Operating Officer from February 2002 to August, 2002. Prior to joining our company, Mr. Knox was President of the European, Middle Eastern and African operations for Valspar Corporation's packaging and industrial coatings businesses. Mr. Knox has a B.S. in Chemical Engineering from the University of Virginia and an MBA from Harvard University.

     Terry D. Smith has served as our Vice President and Chief Financial Officer since November 1, 2002. Prior to joining our company, Mr. Smith was Chief Operating Officer of Roetzel and Andress, Legal Professional Association from March, 2000 to November, 2002. From November, 1996 until February, 2000, Mr. Smith was Executive Vice President and Chief Financial Officer of Easco, Inc., and from 1987 through 1996 was Vice President and Chief Financial Officer of Castech Aluminum Group Inc. Mr. Smith is a certified public accountant and holds a B.S. in Accounting from the University of Akron.

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

     Paul Gavlinski has served as our Vice President -- Manufacturing and Engineering since February 1998 and Vice President -- Operations of Pierce & Stevens since September 1996. From 1995 to July 1996, Mr. Gavlinski served as President of Catalyst Development, a management consulting firm. Prior to that time, Mr. Gavlinski was Vice President Manufacturing of Emulsion Systems Inc., a polymer manufacturing company. From 1969 to 1992, Mr. Gavlinski was employed by Morton International Inc. in various chemical manufacturing capacities. Mr. Gavlinski holds a B.S. in Chemical Engineering from the University of Illinois.

     Thomas DuFore has been our Vice President -- Human Resources since September 2002. Mr. DuFore has served as the Vice President of Human Resources for Grand Eagle, Inc., Easco Aluminum, and Columbia National Group. Other positions held include Director of Human Resources for Castech Aluminum and Corporate Director of Compensation for Carondalet Healthcare Corporation. Mr DuFore holds a BA from Westminster College, Pa.; MLS from The University of Pittsburgh, Pa. and a JD from The University of Akron, Oh. He is a member of the Ohio State Bar Association.

     Peter Longo has been President of OSI Sealants Inc. since 1991. OSI Sealants Inc. comprises the Construction Segment for financial reporting purposes. From 1989 to 1991, Mr. Longo was Vice President of Operations of OSI Sealants. Mr. Longo has been employed by OSI Sealants for more than 20 years and has served in a variety of capacities, including sales and marketing. Mr. Longo attended Lakeland Community College.

     Patrick W. Stanton has served as our Principal Accounting Officer since September 1998. From April 1998 to August 1998, he served as our Manager of Financial Planning and Control. From 1990 to March 1998, Mr. Stanton was with Arthur Andersen LLP. Mr. Stanton is a Certified Public Accountant and holds a B.S. in Accounting from Marquette University.

     Robert B. Covalt has served as a Director of our Company since its inception, as our Chairman from its inception in 1996 to December 31, 2002, and as Chief Executive Officer of our company since its inception in 1996 to August 2002. Mr. Covalt was President from inception to July 2000. Mr. Covalt is currently President of RBC Associates, Inc. From 1979 to 1990, Mr. Covalt served as President of the Specialty Chemicals Group of Morton International, Inc. During this period, Mr. Covalt grew Morton's specialty chemicals group from $175.0 million to $1.3 billion in sales and he completed 13 acquisitions ranging in size from $3.0 million to $170.0 million. From 1990 to 1993, Mr. Covalt was Morton's Corporate Executive Vice President. Prior to that time, Mr. Covalt served in various capacities in Morton's Chemical Division which he joined in 1956. Mr. Covalt serves on the board of directors of CFC International, Inc., a specialty chemical coating manufacturer. Mr. Covalt has a B.S. in Chemical Engineering, an honorary doctorate from Purdue University, and an M.B.A. from the University of Chicago.

     John L. Garcia has been a Director since December 1999. For administrative purposes, Mr. Garcia has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. Mr. Garcia is currently President of AEA Investors LLC, the successor company of AEA Investors Inc. of which he was President since September 2002. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston, where he served as Global Head of the Chemical Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsors Group. His previous experience was at ARCO Chemicals, in research, strategic planning and corporate development roles. Mr. Garcia is currently a director of Acetex Corporation and Noveon, Inc. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

     John D. Macomber has been a Director since December 1999. Mr. Macomber has been a principal of JDM Investment Group since 1992 and is a Director of Lehman Brothers Holdings Inc., Mettler-Toledo International Inc. and Textron Inc. Mr. Macomber is the former Chairman and President of the Export-Import Bank of the United States, Chairman and Chief Executive Officer of Celanese Corporation and Senior Partner of McKinsey & Co.

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

     Daniel B. Mulholland has been a Director since April 2002. Mr. Mulholland is currently President and Chief Executive Officer of DBMulholland & Associates, a consulting firm. From 1996 to 2001, Mr. Mulholland served as President of Mallinckrodt Baker, Inc., a specialty chemical manufacturer. From 1995 to 1996, Mr. Mulholland was Vice President and General Manager of Mallinckrodt Baker, Inc. From 1992 to 1995, Mr. Mulholland served as President of J.T.Baker, Inc. (prior to its acquisition by Mallinckrodt Chemical Company in 1995). Mr. Mulholland has also held numerous other positions in sales, operations, and marketing with J.T.Baker since joining the company in 1974. Mr. Mulholland is also a director of Nazareth National Bank. Mr. Mulholland has a B.S. degree in Finance from Lehigh University and an MBA from Ohio State University.

     Thomas P. Salice has been a Director since December 1999. For administrative purposes, Mr. Salice has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. He is Vice Chairman of AEA Investors LLC, the successor company of AEA Investors Inc. and has been associated with AEA Investors Inc. since June 1989. Mr. Salice is also a Director of Marbo, Inc., Waters Corporation and Mettler-Toledo International Inc.

BOARD COMMITTEE MEMBERSHIP

     Our Board of Directors has two standing committees: a compensation committee and an audit committee. The Compensation Committee of our Board of Directors is comprised of Messrs. Macomber and Garcia. The audit committee is comprised of Messrs. Malott, Garcia and Mulholland.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below summarizes compensation information for our Chief Executive Officer and each of the four other most highly compensated executive officers of our company and/or our domestic subsidiaries for services rendered during the years ended December 31, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION
                            ------------------------------                     SECURITIES    ALL OTHER
                            FISCAL                            OTHER ANNUAL     UNDERLYING   COMPENSATION
                             YEAR    SALARY($)    BONUS($)   COMPENSATION(1)   OPTIONS(#)      ($)(2)
                            ------   ---------    --------   ---------------   ----------   ------------
Norman E. Wells, Jr.......   2002     $59,680(3)  $150,000            --         60,000        $5,500
  Chief Executive Officer
  (July 24, thru December
  31, 2002), Chairman,
  January, 2003
Robert B. Covalt..........   2002     315,000(4)   101,292            --             --            --
  Chairman and Chief         2001     311,250           --            --             --            --
  Executive Officer (From    2000     300,000           --            --             --            --
  January 1, 2002 thru
  July 23, 2002)
John R. Knox..............   2002     223,485           --       100,000(5)      30,000         1,697
  President and Chief
  Operating Officer
John R. Mellett...........   2002     215,000(7)    34,568        36,000(6)          --         4,745
  Vice President and Chief   2001     211,250        7,740        36,000(6)          --         4,447
  Financial Officer (from    2000     200,000       17,600        36,000(6)          --         4,533
  January 1, 2002 thru
  December 31, 2002)
Peter Longo...............   2002     198,250      125,563         6,325             --         5,500
  President, OSI Sealants    2001     196,000       31,964            --             --         4,952
  Inc. (Construction         2000     196,000       26,083            --             --         4,962
  Segment)
Richard W. Johnston.......   2002     163,920       16,514            --             --         4,724
  Vice President             2001     163,100        5,138            --             --         4,513
  Technology                 2000     155,000       17,538            --             --         4,515

---------------

(1) Except as set forth below, the aggregate amount of perquisites and other personal benefits for any of the executives named in the above table was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) For fiscal year 2002, represents matching and profit sharing contributions under the 401(K) plans in the amount of $5,500, $1,697, $4,745, $5,500 and
    $4,724 for Messrs. Wells, Knox, Mellett, Longo and Johnston.

(3) Reflects salary paid to Mr. Wells for November and December 2002. From July 24, 2002 through October 31, 2002 we paid $105,000 in an additional management fee to AEA Investors relative to Mr. Wells performance as Chief Executive Officer.

(4) Represents salary for services as Chairman and Chief Executive Officer from January 1, 2002 through July 23, 2002 in an amount of $176,917 and salary for services as Chairman from July 24, 2002 through December 31, 2002 in an amount of $138,083. In addition, pursuant to a separation agreement described below, Mr. Covalt will receive severance equal to one year of continued salary payable over the course of the 2003 fiscal year.

(5) Reflects payments made to Mr. Knox for relocation expenses.

(6) Reflects payments made to Mr. Mellett for living accommodations and travel expenses.

(7) In addition, pursuant to a separation agreement described below, Mr. Mellett will receive severance equal to six months of continued salary payable in 2003.

DIRECTOR COMPENSATION

     Members of our Board of Directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Members of the Board of Directors who are also our officers or employees of AEA Investors do not receive additional compensation for being on the Board of Directors or its committees. Messrs. Macomber and Malott were given a one-time opportunity to purchase units in a partnership which owns all of the equity in SSCI Investors LLC upon their election to the Board of Directors but receive no compensation for their services as directors. Mr. Mulholland was granted 2,500 options to purchase our common stock in April 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our compensation committee approved various actions with respect to the current compensation arrangements of our executive officers. As of February 2003, the compensation committee of our Board of Directors is comprised of John
D. Macomber, Thomas P. Salice and John L. Garcia. Messrs. Garcia and Salice are officers of Sovereign for administrative purposes only and are officers of AEA Investors. We have a management agreement with AEA Investors Inc. under which AEA Investors LLC provides us with advisory and consulting services provides for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses. Approximately 75% of our capital stock is owned by SSCI Investors LLC, which is owned by an investor group led by AEA Investors Inc. For a more detailed discussion of relationships between AEA Investors and Sovereign see "Certain Relationships and Related Transactions."

     The following table sets forth information concerning stock options granted to each of the executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2002.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------  POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF                                                        ASSUMED ANNUAL RATES OF
                      SECURITIES     PERCENT OF TOTAL                                 STOCK PRICE APPRECIATION FOR
                      UNDERLYING     OPTIONS GRANTED    EXERCISE                             OPTION TERM(3)
                        OPTIONS      TO EMPLOYEES IN     PRICE                       ------------------------------
       NAME          GRANTED(#)(1)    FISCAL YEAR(2)     ($/SH)    EXPIRATION DATE      5% ($)          10% ($)
-------------------  -------------   ----------------   --------   ----------------  -------------   --------------
Norman E. Wells,
  Jr.                   60,000             38.9%        $115.00    October 1, 2012    $4,347,000      $10,971,000
Robert B. Covalt            --               --              --           --                  --               --
John B. Knox            30,000             19.4%        $129.50    February 1, 2012   $2,169,000      $ 5,498,000
John R. Mellett             --               --              --           --                  --               --
Peter Longo                 --               --              --           --                  --               --
Richard W. Johnston         --               --              --           --                  --               --

---------------
(1) The per share exercise price is the fair market value of our common stock on the date of grant and the options have a term of 10 years, subject to the earlier termination in the event of termination of employment. Mr. Wells' options vest in sixteen equal installments over the four year period following the date of grant. Mr. Knox's options vest in equal installments on each of the first five anniversaries of the date of the grant. The vesting schedule may be accelerated in connection with a transaction that is a "change in control" as defined in our option plan.

(2) Based on options to purchase a total of 154,400 shares of our common stock granted during our 2002 fiscal year.

(3) Values are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the option was granted over the full option term. These assumed rates of appreciation are established by the SEC and do not represent our estimate or projection of future stock price.

     The following table sets forth information concerning the value of unexercised in-the-money options held for each of the executives listed in the Summary Compensation Table as of December 31, 2002.

                   AGGREGATE OPTION EXERCISES IN FISCAL 2002
                       AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF
                                                                 SECURITIES           VALUE OF
                                                                 UNDERLYING         UNEXERCISED
                                                                 UNEXERCISED        IN-THE-MONEY
                                                              OPTIONS AT FISCAL   OPTIONS AT YEAR-
                                    SHARES                       YEAR-END(#)           END($)
                                  ACQUIRED ON      VALUE        EXERCISABLE/        EXERCISABLE/
NAME                              EXERCISE(#)   REALIZED($)     UNEXERCISABLE     UNEXERCISABLE(1)
----                              -----------   -----------   -----------------   ----------------
Norman E. Wells, Jr. ...........       0             0              0/60,000            0/0
Robert B. Covalt................       0             0              36,000/0            0/0
John Knox.......................       0             0              0/30,000            0/0
John R. Mellett.................       0             0               9,000/0            0/0
Peter Longo.....................       0             0           5,520/3,680            0/0
Richard W. Johnston.............       0             0           2,400/1,600            0/0

---------------

(1) There was no public trading market for our common stock at December 31, 2002. Accordingly, these values of exercisable and un-exercisable in-the-money options are based on the fair market value of our common stock as determined by our board of directors, and the applicable exercise price per share.

     In January, 2003, we offered to any participant in our stock option plan who so elected, the opportunity to voluntarily surrender all existing option grants, both vested and unvested, and agreed to reissue new options to those participants approximately 181 days after the existing options have been surrendered. The strike price of the new grants will be the greater of $115.00 or the fair market value of our stock on the date of reissuance. At the time of the offer, there were options to purchase 281,950 shares outstanding. Options in respect of 189,450 shares had an exercise price of $129.50 per share and options in respect of 92,500 shares had an exercise price of $115.00 per share. No options have been exercised at December 31, 2002. The weighted average remaining contractual life and weighted average exercise price of the options at December 31, 2002 are 8.5 years and $124.74 per option share, respectively. As of February 19, 2003, all of the participants holding options at $129.50 per share have elected to surrender all such options and receive a like number of options at the strike price to be determined as described above.

MANAGEMENT INCENTIVE COMPENSATION PLAN AND EMPLOYMENT AGREEMENTS

     We believe that equity and performance-based plans and programs should constitute a major portion of management's compensation so as to provide significant incentives to achieve corporate goals. We have instituted the following plans and programs for this purpose.

  MANAGEMENT INCENTIVE COMPENSATION PLAN

     Selected members of our management and corporate staff judged to have the greatest impact on our economic results are eligible to participate in this plan. Participants are eligible for cash bonus awards based on our financial performance as specifically defined in this plan, measured in terms of earnings before interest, taxes, depreciation and amortization, working capital targets, and on individual role-specific goals. Participants in this program are assigned a percentage of their base salary as their bonus target for the then current fiscal year. Awards may be higher or lower than the target bonus as our financial performance and/or the individual's performance is above or below the level expected to achieve the target bonus. Target bonuses range from 25% to 100% of base salary dependent upon position. In addition, our chief executive officer may award participants bonuses supplemental to those earned under the plan for producing extraordinary results. The management incentive compensation plan is administered by our chief executive officer and vice president-human resources, under the general direction of the compensation committee of our board of directors.

  EMPLOYMENT AGREEMENTS

     We have an employment agreement with Mr. Wells dated October 1, 2002 providing for his employment as Chief Executive Officer. Under the terms of his employment agreement, Mr. Wells has agreed to devote substantially all of his business time and skill to his duties under his employment agreement, except for customary matters and the performance of his duties as a Managing Director of AEA Investors Inc. that are expected to be part time and that do not interfere with the performance of his duties to us and our subsidiaries. We have employment agreements with Messrs. Smith, Knox, Longo and Johnston. Pursuant to these agreements, Messrs. Wells, Smith, Knox, Longo and Johnston are entitled to annual base salaries of $350,000, $240,000, $250,000, $205,000 and $166,300,
respectively. Messrs. Knox, Longo and Johnston are eligible to receive an annual target bonus, depending on our results of operations and personal performance of 75%, 40% and 40% respectively, of their base salary determined in accordance with the terms of the bonus plan adopted by our Board of Directors for the calendar year. The employment agreements for Messrs. Wells and Smith provided for a 2002 bonus of $150,000 and $50,000, respectively. They both will participate in the management incentive compensation plan beginning with the calendar year 2003 and will be eligible to receive a target bonus of 100% of base salary in the case of Mr. Wells and 58.3% of base salary in the case of Mr. Smith. Additionally, each executive is eligible for a discretionary bonus as determined by the Board of Directors.

     Under their respective employment agreements, the executives received non-qualified stock options and are entitled to participate in all health, welfare and other benefit plans we provide to our executives. The employment agreements for Mr. Wells and Mr. Smith provide that the executives will be reimbursed for housing and living expenses in Chicago, Illinois and for travel expenses between Chicago, Illinois and the executives' residences in Ohio. In addition, the executives will be paid an additional amount such that there is no after-tax cost to the executives in connection with receiving such reimbursements. Under Mr. Wells' employment agreement, in the event payments received by him in connection with a change in control of our Company are subject to an excise tax under Section 4999 of the Internal Revenue Code, he may be entitled to a gross-up payment to negate the cost of such excise tax.

     The employment agreements for Messrs. Wells, Smith, Knox, Longo and Johnston provide for terms expiring on December 31, 2004, 2005, 2004, 2003 and 2003, respectively. All of these agreements are subject to automatic one-year renewal terms in the absence of us or the officer giving notice to the other of its election not to renew the agreement. If we terminate an executive's employment without cause (as defined in the employment agreements), or an executive resigns with good grounds (as defined in the employment agreements), we are required to

          (1) pay the executive any unpaid portion of his base salary earned through the date of termination or resignation,

          (2) continue to pay the executive his then current annual base salary during the one-year period following termination or resignation,

          (3) continue the executive's participation in employee benefit plans during the one-year period following termination or resignation, and

          (4) pay the executive a pro rata portion of his potential target annual bonus for the calendar year of termination if the executive resigns for good grounds. However, if we terminate the executive's employment without cause, in the case of Mr. Wells, the pro rata potential target annual bonus will be paid, and in the case of all other executives, the pro rata potential annual bonus will be paid at the discretion of the chief executive officer.

     All severance benefits and payments are conditioned on the executive's execution of a general release and his compliance with certain non-competition, non-solicitation and non-disclosure covenants.

     The employment agreement for Mr. Knox provided for the following payments within the first year of employment: a lump-sum of $100,000 for relocation costs and, on the date of Mr. Knox first anniversary with us, a special bonus of $275,000.

     In connection with Mr. Wells' employment as our Chief Executive Officer, AEA Investors Inc. permitted Mr. Wells to subscribe for 10,000 units of partnership interests in SSCI Investors LP at a price per unit of $0.05 pursuant to a subscription agreement dated as of October 1, 2002. SSCI Investors LP is the holding entity through which the investor group led by AEA Investors Inc. holds our capital stock. Pursuant to the related vesting agreement between AEA Investors Inc. and Mr. Wells, also dated as of October 1, 2002, Mr. Wells' rights to such units vest immediately as to 20% thereof, with an additional 20% vesting on each of the subsequent four anniversaries of the date of issuance, subject to acceleration of vesting upon a change of control and termination of vesting and repurchase of vested and/or unvested units by AEA Investors Inc. under various other circumstances, including termination of Mr. Wells' employment as our Chief Executive Officer.

SEPARATION AGREEMENTS

     We have entered into separation agreements with Messrs. Covalt and Mellett, pursuant to which the executives will receive severance in the form of continued base salary and participation in our health and disability plans for one year in the case of Mr. Covalt or six months in the case of Mr. Mellett. In addition, Messrs. Covalt and Mellett will retain 36,000 and 9,000 options, respectively, until December 31, 2009.

  STOCK OPTION PLAN

     The Sovereign Specialty Chemicals, Inc. Stock Option Plan provides for the grant of nonqualified stock options to our key employees and directors. The maximum number of shares of common stock underlying the options available for award under the stock option plan is 299,950 shares. Under the Plan, if any options terminate, or expire unexercised, the shares subject to such unexercised options are again available for grant under the stock option plan.

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

     Each option is evidenced by an agreement between us and an optionee. Unless determined otherwise by the committee, 20% of the shares subject to the option vest on each of the first five anniversaries of the grant date. Additionally, the committee may accelerate the vesting of any option grant. The option price is specified in each option agreement at an amount not less than the fair market value on the grant date, unless determined otherwise by the committee. All optionees are required to become parties to the management shareholders agreement, which is described under "Certain Relationships and Related Transactions."

     In the event of a transaction that constitutes a change in control of our company, as described in the stock option plan, unless determined otherwise by the compensation committee, all options become fully exercisable immediately prior to the date of the transaction, and we may cancel any options unexercised as of the change in control upon our payment to the holders of options the difference between the fair market value of the underlying stock and the option exercise price. In the event of specified transactions that result in holders of common stock receiving payments or securities in respect of, or in exchange for, their common stock that do not result in a change in control of our company, as described in the stock option plan, unless determined otherwise by the compensation committee, options remain subject to the terms of the stock option plan and the applicable option agreement, and thereafter upon exercise, optionees will be entitled to receive in respect of any option the same per share consideration received by holders of common stock at the time of the transaction. Options will in no event entitle the holder of the option to ordinary cash dividends payable upon the common stock issuable upon exercise of the options.

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

     Pursuant to their employment agreements, Messrs, Wells, Smith, Knox, and DuFore were granted 60,000, 25,000, 30,000 and 7,500 options in 2002 at an exercise price not less than the fair market value of the grant dates.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2002:

                                                                                         NUMBER OF
                                                            NUMBER OF                   SECURITIES
                                                          SECURITIES TO                  REMAINING
                                                          BE ISSUED UPON   WEIGHTED    AVAILABLE FOR
                                                           EXERCISE OF     AVERAGE    FUTURE ISSUANCE
                                                           OUTSTANDING     EXERCISE   OF OUTSTANDING
                                                             OPTIONS        PRICE         OPTIONS
                                                          --------------   --------   ---------------
Equity compensation plans approved by security
  holders...............................................     [240,713]     [$126.41]           --
Equity compensation plans not approved by security
  holders...............................................      [41,237]     [$115.00]      [18,000]
          Total.........................................      281,950      $ 124.74        18,000
                                                             ========      ========       =======

     All of the securities included in the above table represent shares of our common stock that may be issued under the Sovereign Specialty Chemicals, Inc. Stock Option Plan. The stock option plan as originally adopted and as approved by our security holders provided for a maximum of 240,713 shares to be issued upon the exercise of options granted under the plan. The stock option plan was amended by our Board of Directors in 2002 to increase the maximum number of shares that may be issued upon the exercise of options by 59,237. Our security holders have not approved this amendment. A description of the material terms of the stock option plan is provided on page 34.

     The following table presents information as of March 14, 2003 regarding the beneficial ownership of our voting common stock by each person known by us to beneficially own more than five percent of our voting common stock and by our Directors, certain executive officers and key managers, individually, and as a group.

     As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 14, 2003 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the computation of the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for the computation of the ownership percentage of any other person. Our non-voting common stock is convertible into voting common stock, unless the holder or its affiliate is prohibited by law or regulation from holding our voting common stock. As a result, certain holders of our non-voting common stock are deemed to hold the voting common stock into which their non-voting common stock may be converted. This table excludes any vested options that were surrendered by employees in response to our January 2003 offer to reissue stock options to participants who surrendered their outstanding options, as described under "Item
11. Executive Compensation -- Stock Options."

     In the table below, unless otherwise noted, the address of the person is in care of our company.

                                                               NUMBER OF     PERCENTAGE
                                                                 SHARES      OF SHARES
                                                              ------------   ----------
FIVE PERCENT SECURITY HOLDERS
SSCI Investors LLC(1).......................................  1,624,815.75      81.7%
Robert B. Covalt(2).........................................    130,837.25       9.1%
OFFICERS AND DIRECTORS
Norman E. Wells, Jr.(3).....................................      7,500.00         *
John R. Knox................................................            --         *
Terry D. Smith..............................................            --         *
Martyn Howell-Jones.........................................      8,495.02         *
Richard W. Johnston.........................................      5,200.23         *
Paul Gavlinski..............................................      4,126.46         *
Peter Longo.................................................     10,651.63         *
Louis M. Pace...............................................      2,169.65         *
Patrick W. Stanton..........................................        349.61         *
Robert B. Covalt(2).........................................    130,837.25
John L. Garcia(3)...........................................            --         *
John D. Macomber............................................            --         *
Robert H. Malott............................................            --         *
Daniel B. Mulholland........................................            --         *
Thomas P. Salice(3).........................................            --         *
All executive officers, key managers, directors as a group
  (17) persons)(2)(3).......................................    169,329.85      14.1%

---------------

 *  Represents beneficial ownership of less than one percent.

(1) Includes 547,636.50 shares of non-voting common stock. The address for SSCI Investors LLC is c/o AEA Investors LLC, Park Avenue Tower, 65 East 55th Street, New York, New York 10022. The general partner of a partnership that wholly owns SSCI Investors LLC is a wholly owned subsidiary of AEA Investors Inc. AEA Investors disclaims beneficial ownership of the shares owned by SSCI Investors

    LLC, except to the extent of its pecuniary interest therein. The address for AEA Investors Inc. is Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(2) Includes 47,544.61, 642.76, and 642.76 shares of common stock held by Tregooden Partners, L.P., Nautical Partners, L.P. and Serendipity Partners, L.P., respectively, which may be deemed to be beneficially owned by Mr. Covalt.

(3) Does not include shares beneficially owned by AEA Investors Inc. or SSCI Investors LLC. Messrs. Wells, Garcia and Salice are each limited partners in SSCI Investors LP, the partnership which owns SSCI Investors LLC. Messrs. Salice and Garcia are also officers and directors of AEA SSC Investors Inc., the general partner of SSCI Investors LP. Mr. Garcia is also President of AEA Investors Inc.

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

     Affiliates of J.P. Morgan Securities Inc. and JPMorgan Chase Bank currently own 63,330.71 shares of our voting common stock and 182,545.5 shares of our non-voting common stock. J.P. Morgan Securities Inc. acted as our financial advisor in connection with SSCI Investors LLC's acquisition of our capital stock. J.P. Morgan Securities Inc. is also the sole lead arranger and book-running manager and JPMorgan Chase Bank is the administrative agent and documentation agent under our Credit Agreement. J.P. Morgan Securities Inc. and JPMorgan Chase Bank received customary fees in connection with the December 2002 amendment of our Credit Agreement.

     See also "Executive Compensation" for a description of the arrangements between us and our shareholders who are employees.

     In connection with SSCI Investors LLC's acquisition of approximately 75% of our common stock, we, SSCI Investors LLC and several members of our management entered into a shareholders agreement. Under the management shareholders agreement, as amended to date, SSCI Investors LLC has agreed that, prior to the completion of an underwritten public offering of our common stock, SSCI Investors LLC will vote all shares of common stock owned or controlled by it, and will take all necessary or desirable actions within its control to (1) cause at least two members of the board of directors to be members of the investor group led by AEA Investors Inc. who are not also officers or employees of AEA Investors Inc. and (2) for so long as the Covalt Family Group, as defined in the shareholders agreement, owns at least 5% of the outstanding shares of our common stock, to elect Robert B. Covalt as a director of our company and of each of our domestic subsidiaries and, if employed by us, to cause Mr. Covalt to hold the position of Chairman of the Board and Chief Executive Officer of our company and Chairman of the Board of each domestic subsidiary. The obligation to elect Mr. Covalt to be a director and have the titles described above will terminate if:
(1) the Covalt Family Group no longer holds the minimum amount of shares; (2) Mr. Covalt, if employed by us, is terminated by us for Cause or (3) Mr. Covalt is in Competition with us, as each of those terms are defined in the shareholders agreement. The management shareholders agreement also (1) imposes certain transfer restrictions on the management parties, (2) subjects employee parties to the right of SSCI Investors LLC, in a sale of 50% or more of its ownership interest in our company, to compel other shareholders to sell a proportionate number of shares, (3) provides rights to management to participate in sales by SSCI Investors LLC, (4) provides for a call option on employees' options and subsequently acquired shares in specified termination events, (5) provides that employee parties may request that we purchase some of their stock in specified events, and (6) provides employee parties with piggyback registration rights under specified circumstances.

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

     We have a management agreement with AEA Investors Inc. under which AEA Investors LLC provides us with advisory and consulting services for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses. In addition, we paid AEA Investors Inc. $0.1 million of additional management fees relative to Mr. Wells' performance as Chief Executive Officer from July 24, 2002 to October 31, 2002.

     In connection with our employee stock purchase plan, which we terminated in 2000, we repurchased 7,045 shares of voting common stock from AEA Investors Inc. at $100.00 per share. All shares repurchased were sold to our employees pursuant to the stock purchase plan at the same price per share.

ITEM 14.  CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(B)  CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's most recent evaluation. There have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's most recent evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. The financial statements listed in the "Index to Financial Statements" included on page F-2 of this report.

          2. Financial statement schedule. Schedule II -- Valuation and Qualifying Accounts included on page S-1 of this report.

          3. The exhibits listed in the "Exhibit Index" included on pages E-1, E-2 and E-3 of this report.

     (b)Reports on Form 8-K.

         On October 25, 2002 we filed a Current Report on Form 8-K disclosing that we had issued a press release on October 23, 2002 naming Terry D. Smith as our new Chief Financial Officer.

         On November 14, 2002, we filed a Current Report on Form 8-K disclosing that we had issued a press release on November 12, 2002 commenting on our financial results for the third quarter ended September 30, 2002.

         On November 14, 2002, we furnished a Current Report on Form 8-K disclosing that we had provided to the Securities and Exchange Commission certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

         On November 27, 2002, we filed a Current Report on Form 8-K disclosing that we had issued a press release on November 21, 2002 announcing our plan to close two of our higher-cost manufacturing plants.

         On December 3, 2002, we filed a Current Report on Form 8-K disclosing that we had entered into employment agreements with Norman E. Wells, Jr. regarding his employment as our Chief Executive Officer and with Terry D. Smith regarding his employment as our Chief Financial Officer, that we had initiated discussions with lenders under our senior credit facility regarding the modification of our credit agreement and that we had provided certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with an amendment to our quarterly report on Form 10-Q for the period ended September 30, 2003.

         On December 19, 2002, we furnished a Current Report on Form 8-K disclosing that we had provided to the Securities and Exchange Commission certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with an additional amendment to our quarterly Report on Form 10-Q for the period ended September 30, 2002.

         On December 27, 2002, we filed a Current Report on Form 8-K disclosing that we had issued a press release on December 27, 2002 announcing that we had refinanced most of our senior secured Term A credit facility with a new six year Term B facility as part of an amendment to our credit agreement.

     (c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

     (d) Financial statement schedule.  See Item 15(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2003.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                          By:   /s/ NORMAN E. WELLS, JR.
                                            ------------------------------------
                                                    Norman E. Wells, Jr.
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2003.

                    SIGNATURE                                             CAPACITY
                    ---------                                             --------

             /s/ NORMAN E. WELLS JR.                   Chairman, Chief Executive Officer and Director
 ------------------------------------------------              (Principal Executive Officer)
               Norman E. Wells Jr.


                /s/ TERRY D. SMITH                     Vice President, Chief Financial Officer, Chief
 ------------------------------------------------       Accounting Officer and Treasurer, (Principal
                  Terry D. Smith                                     Financial Officer)


                 /s/ JOHN R. KNOX                          President and Chief Operating Officer
 ------------------------------------------------
                   John R. Knox


              /s/ PATRICK W. STANTON                 Principal Accounting Officer, Assistant Secretary
 ------------------------------------------------                 and Assistant Treasurer
                Patrick W. Stanton


               /s/ ROBERT B. COVALT                                       Director
 ------------------------------------------------
                 Robert B. Covalt


                /s/ JOHN L. GARCIA                                        Director
 ------------------------------------------------
                  John L. Garcia


               /s/ JOHN D. MACOMBER                                       Director
 ------------------------------------------------
                 John D. Macomber


               /s/ ROBERT H. MALOTT                                       Director
 ------------------------------------------------
                 Robert H. Malott


             /s/ DANIEL B. MULHOLLAND                                     Director
 ------------------------------------------------
               Daniel B. Mulholland


               /s/ THOMAS P. SALICE                                       Director
 ------------------------------------------------
                 Thomas P. Salice

                                 CERTIFICATIONS

I, Norman E. Wells, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Sovereign Specialty Chemicals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ NORMAN E. WELLS, JR.
                                          --------------------------------------
                                          Norman E. Wells, Jr.
                                          Chairman and Chief Executive Officer

Date: March 14, 2003

                                 CERTIFICATIONS

I, Terry D. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of Sovereign Specialty Chemicals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ TERRY D. SMITH
                                          --------------------------------------
                                          Terry D. Smith
                                          Vice President and Chief Financial
                                          Officer

Date: March 14, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The registrant has not sent an annual report or proxy materials to its security holders during the last fiscal year. The registrant does not currently intend to send an annual report or proxy materials to security holders subsequent to this filing.

                           ANNUAL REPORT ON FORM 10-K

                               ITEMS 8 AND 15(A)

                         INDEX TO FINANCIAL STATEMENTS

                      SOVEREIGN SPECIALTY CHEMICALS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Consolidated Financial Statements...........................  F-2
Report of Independent Auditors..............................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Stockholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 19, 2003

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 14,124     $ 15,584
  Accounts receivable, less allowance of $1,940 and
     $1,270.................................................     49,554       55,897
  Inventories...............................................     28,203       37,832
  Deferred income taxes.....................................      5,257        3,411
  Other current assets......................................      3,879        5,904
                                                               --------     --------
Total current assets........................................    101,017      118,628
Property, plant, and equipment, net.........................     67,950       70,021
Goodwill, net...............................................    124,388      151,999
Deferred financing costs, net...............................      9,350        8,944
Deferred income taxes.......................................      5,872           --
Other assets................................................         91          698
                                                               --------     --------
Total assets................................................   $308,668     $350,290
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 31,606     $ 30,586
  Accrued expenses..........................................     23,874       18,986
  Other current liabilities.................................        143          364
  Current portion of long-term debt.........................      2,041       16,288
  Current portion of capital lease obligations..............        402          401
                                                               --------     --------
Total current liabilities...................................     58,066       66,625
Long-term debt, less current portion........................    218,853      232,531
Capital lease obligations, less current portion.............      2,496        2,889
Deferred income taxes.......................................         --        2,810
Other long-term liabilities.................................      3,400        1,377
Stockholders' equity:
  Common stock, $0.01 par value, 2,700,000 shares
     authorized, 1,441,189 and 1,441,239 issued and
     outstanding............................................         15           15
  Common stock, non-voting, $0.01 par value, 2,100,000
     shares authorized, 730,182 issued and outstanding......          7            7
  Additional paid-in capital................................     64,073       64,078
  Accumulated deficit.......................................    (36,272)     (18,766)
  Accumulated other comprehensive loss......................     (1,970)      (1,276)
                                                               --------     --------
Total stockholders' equity..................................     25,853       44,058
                                                               --------     --------
Total liabilities and stockholders' equity..................   $308,668     $350,290
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net sales...................................................  $361,110   $356,701   $265,833
Cost of goods sold..........................................   259,760    259,253    186,393
                                                              --------   --------   --------
Gross profit................................................   101,350     97,448     79,440
Selling, general, and administrative expenses...............    75,960     78,015     57,582
                                                              --------   --------   --------
Operating income............................................    25,390     19,433     21,858
Interest expense, net.......................................   (25,527)   (26,990)   (21,276)
                                                              --------   --------   --------
Income (loss) before income taxes, extraordinary item and
  the cumulative effect of change in accounting principle,
  net of income tax benefit.................................      (137)    (7,557)       582
Income tax expense (benefit)................................       305     (1,500)     1,418
                                                              --------   --------   --------
Loss before extraordinary item..............................      (442)    (6,057)      (836)
Extraordinary item, net of income tax benefit...............        --         --     (4,828)
Cumulative effect of change in accounting principle related
  to goodwill write-off, net of income tax benefit..........   (17,064)        --         --
                                                              --------   --------   --------
Net loss....................................................  $(17,506)  $ (6,057)  $ (5,664)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ACCUMULATED
                                            COMMON     ADDITIONAL                     OTHER
                                 COMMON     STOCK,      PAID-IN     ACCUMULATED   COMPREHENSIVE
                                 STOCK    NON-VOTING    CAPITAL       DEFICIT     INCOME (LOSS)    TOTAL
                                 ------   ----------   ----------   -----------   -------------   --------
                                                          (DOLLARS IN THOUSANDS)
Balance at January 1, 2000.....   $15       $   7       $63,578      $ (7,045)       $    61      $ 56,616
Comprehensive loss:
  Net loss.....................    --          --            --        (5,664)            --        (5,664)
  Translation adjustments......    --          --            --            --            210           210
                                                                                                  --------
     Total comprehensive
       loss....................                                                                     (5,454)
Sale of common stock...........    --          --           100            --             --           100
                                  ---       -----       -------      --------        -------      --------
Balance at December 31, 2000...    15           7        63,678       (12,709)           271        51,262
Comprehensive loss:
  Net loss.....................    --          --            --        (6,057)            --        (6,057)
  Minimum pension liability
     adjustments, net of tax...    --          --            --            --           (433)         (433)
  Translation adjustments......    --          --            --            --         (1,114)       (1,114)
                                                                                                  --------
     Total comprehensive
       loss....................                                                                     (7,604)
Sale of common stock...........    --          --           400            --             --           400
                                  ---       -----       -------      --------        -------      --------
Balance at December 31, 2001...    15           7        64,078       (18,766)        (1,276)       44,058
Comprehensive loss:
  Net loss.....................    --          --            --       (17,506)            --       (17,506)
  Minimum pension liability
     adjustments, net of tax...    --          --            --            --           (259)         (259)
  Translation adjustments......    --          --            --            --           (435)         (435)
                                                                                                  --------
     Total comprehensive
       loss....................                                                                    (18,200)
Repurchase of common stock.....    --          --            (5)           --             --            (5)
                                  ---       -----       -------      --------        -------      --------
Balance at December 31, 2002...   $15       $   7       $64,073      $(36,272)       $(1,970)     $ 25,853
                                  ===       =====       =======      ========        =======      ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss..................................................  $(17,506)  $ (6,057)  $  (5,664)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     9,149     19,262      13,606
     Cumulative effect of change in accounting principle,
       net of income tax benefit............................    17,064         --          --
     Deferred income taxes..................................        19       (922)       (828)
     Amortization of deferred financing costs...............     1,790      1,363       1,356
     Foreign exchange (gains) losses........................    (1,442)       458        (495)
     Amortization of bond discount..........................        82        132          80
     Extraordinary item.....................................        --         --       4,828
     Loss on sale of Nashville facility.....................        72         --          --
     Changes in operating assets and liabilities (net of
       acquisitions):
       Accounts receivable..................................     6,788     (2,159)      1,977
       Inventories..........................................     9,815      4,691      (1,790)
       Prepaid expenses and other assets....................     2,688        177         937
       Accounts payable and other liabilities...............     6,768      1,626      (2,853)
                                                              --------   --------   ---------
Net cash provided by operating activities...................    35,287     18,571      11,154
INVESTING ACTIVITIES
  Acquisition of businesses, net of acquired cash...........        --     (8,261)    (94,807)
  Proceeds from sale of property, plant and equipment.......       362         --          --
  Purchase of property, plant, and equipment................    (6,560)    (8,040)     (4,796)
                                                              --------   --------   ---------
  Net cash used in investing activities.....................    (6,198)   (16,301)    (99,603)
FINANCING ACTIVITIES
  Capital contributions.....................................        (5)       400         100
  Proceeds from credit facilities...........................     7,000     41,840     228,352
  Payments on credit facilities.............................   (34,578)   (37,302)   (163,000)
  Proceeds from issuance of long term debt..................        --         --     148,932
  Payments on long-term debt................................        --         --    (126,250)
  Deferred financing costs..................................    (2,196)      (404)     (7,043)
  Proceeds from acquisition notes payable...................        --      1,273          --
  Payments on acquisition notes payable.....................      (472)      (200)     (1,200)
  Payments on capital lease obligations.....................      (391)      (255)       (272)
                                                              --------   --------   ---------
  Net cash provided by (used in) financing activities.......   (30,642)     5,352      79,619
  Effect of exchange rate changes on cash...................        91        (46)       (167)
                                                              --------   --------   ---------
  Net increase (decrease) in cash and cash equivalents......    (1,460)     7,576      (8,997)
  Cash and cash equivalents at beginning of year............    15,584      8,008      17,005
                                                              --------   --------   ---------
  Cash and cash equivalents at end of year..................  $ 14,124   $ 15,584   $   8,008
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE PERIODS ENDED DECEMBER 31, 2002, 2001 AND 2000
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

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

     The Company has two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial Segment consist primarily of flexible packaging adhesives and coatings for a number of applications, high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

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

  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to fifteen years for machinery and equipment; five to fifteen years for furniture and fixtures, and 39 to 40 years for buildings. Leasehold improvements are amortized over the lesser of the lease term or 40 years. Accelerated depreciation methods are used for income tax purposes. Depreciation expense was $8,632, $8,159 and $5,739, for the years ended December 31, 2002, 2001, and 2000, respectively.

  GOODWILL

     Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and was being amortized using the straight-line method over periods ranging from 15 to 25 years through December 31, 2001. Accumulated amortization of goodwill was $30.1 million at December 31, 2001. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets,which eliminated the amortization of goodwill and instead required that goodwill be tested for impairment at least annually. The transitional impairment test of goodwill made by the Company during the quarter ended June 30, 2002 resulted in an impairment of goodwill charge of $17.1 million, net of income tax benefit. The adoption of SFAS No. 142 resulted in a $10.0 million decrease in amortization expense in 2002 (See Note 2).

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

  DEFERRED FINANCING COSTS

     The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing using a method which approximates the interest method. Accumulated amortization was $4,327 and $2,537 at December 31, 2002 and 2001, respectively.

  IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

     Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

  INCOME TAXES

     Deferred taxes have been recognized for the tax consequences of temporary differences by applying the enacted statutory income tax rates applicable to future years of differences between the financial statement carrying amounts and the tax bases of the existing assets and liabilities. Deferred taxes have been recognized due to differences in timing for financial reporting and tax reporting of depreciation, goodwill amortization, net operating loss carry-forwards, inventory reserves and capitalization, the allowance for doubtful accounts, and various accruals.

  REVENUE RECOGNITION

     Revenue is recognized when products are shipped to the customer and title transfers.

  RESEARCH AND DEVELOPMENT

     Research and development costs are charged to expense as incurred. Research and development expenses were $7.0 million, $6.4 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  TRANSLATION OF FOREIGN CURRENCIES

     The Company's foreign subsidiaries use the local currency of each operation's home country as their functional currency. Accordingly, assets and liabilities are translated using the exchange rates as of the balance sheet dates and the statement of operations account balances are translated using a weighted-average exchange rate during the applicable period. Adjustments resulting from such translation are included in accumulated other comprehensive loss, a separate component of stockholders' equity.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, trade accounts receivable and accounts payable approximate to their fair value at December 31, 2002 and 2001, due to the short-term nature of these instruments.

     The carrying amounts reported in the Company's balance sheets for variable-rate long term debt, including current portion, approximate fair-value, as the underlying long-term debt instruments are comprised of notes that are re-priced on a short term basis.

     The Company estimates the fair value of fixed rate long-term debt obligations including current portion, using the discounted cash flow method with interest rates currently available for similar obligations. The carrying amounts reported in the Company's balance sheets for these obligations approximate fair value.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     The fair value of the Company's 11 7/8% Senior Subordinated Notes approximated $135.0 million at December 31, 2002 based upon trading in public debt market.

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

     At December 31, 2002 and 2001, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 2002 presentation.

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

     As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the options under the Company's Plan. Accordingly, compensation expense has only been recognized for options with an exercise price below the market value at the date of grant. Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the minimum value method for non-public companies), pro forma net loss would have been as follows for the three years ended December 31, 2002:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Net loss, as reported..................................  $(17,056)  $(6,057)  $(5,664)
Compensation expense under SFAS 123, net of tax
  effect...............................................      (557)     (625)     (622)
                                                         --------   -------   -------
Proforma net loss......................................  $(17,613)  $ 6,682)  $(6,286)
                                                         ========   =======   =======

  NEW ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that certain gains and losses on

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a thirdary obligor (or guarantor). The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items to continuing operations.

     In August 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. At this time we do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

2.  GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     On July 1, 2001, the Company adopted SFAS No. 141. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The initial adoption of SFAS No. 141 did not affect the Company's results of operations or its financial position.

     On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 eliminated the amortization of goodwill beginning January 1, 2002 and instead required that goodwill be tested for impairment. The adoption of SFAS No. 142 resulted in a $10.0 million decrease in amortization expense in 2002. Amortization expense recognized was $2.4 million, $2.5 million, $2.3 million and $2.8 million, respectively for the four quarters of 2001. In connection with our adoption of SFAS No. 142, the transitional intangible asset impairment test required an impairment of goodwill charge of $27.6 million ($17.1 million, net of income tax benefit). The loss was recorded as a cumulative effect of change in accounting principle. The impairment loss and write-down of goodwill was recorded relative to the Company's European reporting unit of its Commercial Segment. Our assessment of the goodwill impairment charge for this reporting unit is reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

     At December 31, 2002 the Company has no unamortized definite lived intangible assets. Amortization expense for intangible assets for the year ended December 31, 2002 was $0.6 million.

     Actual results of operations for the year ended December 31, 2002 and the pro forma results of operations for the year ended December 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 in the prior period are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Net loss, as reported..................................  $(17,506)  $(6,057)  $(5,664)
Elimination of goodwill amortization, net of tax
  effect...............................................        --     6,206     4,096
                                                         --------   -------   -------
Pro forma net income (loss)............................  $(17,506)  $   149   $(1,568)
                                                         ========   =======   =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

3.  PLANT CLOSURE COSTS

     In November 2002, the Company announced the closure of two of its higher-cost manufacturing plants in 2003. The first plant is located in Cincinnati, Ohio where 118 people are employed. The Cincinnati plant primarily produces water-borne adhesives sold to the industrial market. Production from this plant will be transferred to Sovereign's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the next nine months. Some of the technical, sales support, customer service, and administrative functions will be transitioned to other Sovereign locations during 2003. Approximately 88 employees, primarily in manufacturing, but also including some in technical, sales support, customer service and administrative functions will be terminated as part of the closure in 2003.

     The second plant is located in Kapellen, Belgium and employs 24 people. On October 25, 2002, Sovereign announced its intent to cease manufacturing in Kapellen. In accordance with the laws of Belgium and following a consultation period, a final decision was made. This plant produces water-borne and hot-melt adhesives for the European packaging and converting market. This production will be shifted to the Newark United Kingdom plant during the first half of 2003. Approximately 14 employees primarily in manufacturing functions will be terminated as part of the plant closure. The Kapellen facility will continue to provide sales, technical and distribution support to continental Europe.

     These closures will include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. The Company expects the closure of both plants to be completed by the third quarter of 2003. The closure of these two plants is expected to produce annual cost savings of over $3.0 million when the shutdowns are complete. As a result of the announced closures we recorded a charge of approximately $4.1 million in the fourth quarter of 2002 included in selling, general and administrative expense, relative to the following costs: termination benefits of approximately $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters. $2.5 million of these costs will be incurred in 2003 and is accrued for in accrued liabilities on the balance sheet. Our 2003 capital spending budget of $8 million includes the capital expenditures required to accomplish the production transfers.

4.  BUSINESS COMBINATIONS

     Effective August 2000, the Company purchased the coatings business of Aurachem Inc. a privately owned company, for $4.3 million. In connection with the acquisition, the Company recognized goodwill of approximately $3.5 million.

     Effective October 2000, the Company purchased the outstanding common stock of Imperial Adhesives, Inc. ("Imperial"), a subsidiary of NS Group, Inc., for $27.3 million including transaction costs of $0.6 million. In connection with the acquisition, the Company recognized goodwill in the amount of $18.2 million. In 2001, the Company incurred an additional $0.2 million in transaction costs and $0.4 million in costs relative to income tax payments made for periods prior to date of acquisition. These costs were recognized as additional goodwill in 2001.

     Simultaneous with the acquisition of Imperial, the Company announced its plan to exit Imperial's Nashville manufacturing facility. Management incurred approximately $1.1 million in costs directly attributable to the closure of the facility which included $0.4 million of severance costs and $0.7 million primarily for costs to restore the land and building to saleable condition. As a result, the provision for plant closure was recorded as part of the acquisition cost. The facility was closed on July 31, 2001 and sold on December 30, 2002.

     Effective October 2000, the Company acquired certain assets of the global specialty adhesives and coatings business of Croda International Plc. The cost of the acquisition was $66.2 million including $2.0 million of transaction costs. Additional contingent consideration of $2.8 million was paid on February 8, 2001 based on the performance of certain of the acquired operations which was included in the $66.2 million

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES cost of the acquisition. In connection with the acquisition, the Company recognized goodwill in the amount of $35.8 million in 2000. During 2001, the Company finalized the purchase price allocation of the Croda acquisition and recorded an additional $2.1 million of goodwill. The additional goodwill related to $0.9 million of additional acquisition costs and a $1.9 million write-down to fair value of fixed assets and inventory.

     Effective June 30, 2001, the Company completed the purchase of certain distribution activities and inventory of IMPAG, a long standing European distributor of products produced by Sovereign for $1.7 million. Consideration is payable in four installments. In July, 2001, the Company paid $0.5 million. Approximately $0.3 million was paid in January, 2002 and $0.5 million will be paid in January 2003 and 2004. The Company recognized $1.5 million in goodwill.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities have been made on the basis of the fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

     The unaudited pro forma consolidated statement of operations as if the Imperial and Croda acquisitions had occurred as of the beginning of the perspective periods, would have been as follows for the year ended December 31, 2000:

                                                                2000
                                                              --------
Net sales...................................................  $353,979
Net loss....................................................    (9,274)

5.  INVENTORIES

     Inventories are summarized as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $ 8,920   $13,508
Work in process.............................................      440       544
Finished goods..............................................   18,843    23,780
                                                              -------   -------
                                                              $28,203   $37,832
                                                              =======   =======

6.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $  5,681   $  5,716
Building and improvements...................................    30,226     28,761
Machinery and equipment.....................................    70,155     62,522
Furniture and fixtures......................................     2,138      2,730
Construction-in-progress....................................     3,469      5,238
                                                              --------   --------
                                                               111,669    104,967
Less: Accumulated depreciation..............................    43,719     34,946
                                                              --------   --------
                                                              $ 67,950   $ 70,021
                                                              ========   ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

7.  ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Interest....................................................  $ 5,441   $ 5,822
Compensations and benefits..................................    4,698     4,371
Plant closures..............................................    2,453        60
Rebates.....................................................    3,112     2,880
Other.......................................................    8,170     5,853
                                                              -------   -------
                                                              $23,874   $18,986
                                                              =======   =======

8.  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
11 7/8% Senior Subordinated Notes due 2010, net of
  unamortized discount......................................  $149,226   $149,144
Credit facilities...........................................    70,356     97,891
Acquisition notes payable...................................     1,312      1,784
                                                              --------   --------
                                                               220,894    248,819
Less: Current maturities....................................     2,041     16,288
                                                              --------   --------
                                                              $218,853   $232,531
                                                              ========   ========

  SENIOR SUBORDINATED NOTES

     As a result of a change of controlling stockholder of the Company at the end of 1999, under the terms of the indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2007 (9 1/2% Notes), the Company was required to make an offer to purchase for cash any and all of its outstanding $125.0 million principal amount of 9 1/2% Senior Subordinated Notes for 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. On March 6, 2000, the entire $125.0 million principal amount of 9 1/2% Senior Subordinated Notes was repurchased for an aggregate purchase price of $127.4 million which was financed with borrowings under the Company's Credit Agreement. In connection with the repurchase transaction, the Company recognized an extraordinary loss of $4.8 million, net of tax benefit of $3.2 million resulting from the 1% premium paid at repurchase and the write-off of approximately $3.5 million of unamortized deferred financing costs.

     On March 29, 2000, the Company completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the SEC. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At December 31, 2002 the unamortized discount is $0.8 million.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

YEAR                                                          REDEMPTION PRICE
----                                                          ----------------
2005........................................................      105.938%
2006........................................................      103.958%
2007........................................................      101.979%
2008 and thereafter.........................................      100.000%

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

  CREDIT FACILITIES

     The Company amended its Credit Agreement (Credit Agreement) on December 20, 2002. The amended Credit Agreement provides for aggregate borrowings of $108.6 million. The Credit Agreement as amended includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with remaining outstanding balance of $11.1 million at December 31, 2002 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.5 million at December 31, 2002 and no additional capacity to borrow additional funds under that facility. The Credit Agreement prior to amendment dated December 20, 2002, had included (1) a $50.0 million Credit Facility (including letters of credit of up to $20 million) and (2) a $75.0 million term loan (Term Loan A) to fund acquisitions with an outstanding balance of $56.3 million at December 20, 2002 and no capacity to borrow additional funds under that facility.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 2002, the Company had $13.4 million outstanding and $34.6 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). The Company's effective interest rate for its borrowings under the Credit Agreement was 5.7% and 7.1%, for the year ended December 31, 2002 and 2001, respectively.

     Borrowings under the revolving Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions. Scheduled quarterly repayments of $75.0 million outstanding under Term Loan A began on September 30, 2001 and through September 30, 2002 the Company had repaid $18.3 million of the amount outstanding under that facility. Prior to December 20, 2002, the Company was to continue to make scheduled quarterly repayments through December 31, 2003 to 50% of the $75.0 million

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES amount drawn under the Term Loan A. The scheduled amortization for 2003 was $15.0 million. The remaining 50% was scheduled to be repaid in equal quarterly payments through December 30, 2005.

     On December 20, 2002 the Company amended its Credit Agreement and refinanced $45.1 million of the $56.3 Term Loan A outstanding balance with a new six year, $47.5 million Term B facility. The Term Loan B includes a $2.4 million discount (representing a fee) which will be amortized through interest expense over the life of the facility. Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 31, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A facility for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005. The most significant effects of the amendment are:

     - restoration of the full availability of the $50.0 million Credit Facility by eliminating a previously existing covenant to maintain borrowing availability under our Credit Facility (a) of at least $10.0 million at all times prior to December 31, 2002 and (b) of at least $12.5 million from January 1, 2003,

     - amendment of the financial covenants to decrease the restrictiveness of those covenants for the quarter ended December 31, 2002 and each of the fiscal quarters prospectively beginning with first quarter of 2003,

     - elimination of the fixed charge ratio covenant beginning December 31, 2002, which was replaced by an asset coverage ratio covenant under which the Company must maintain at the end of each fiscal quarter a ratio (determined by the sum of accounts receivable, inventory and property, plant and equipment divided by total amount advanced, including outstanding letters of credit, under the Credit Agreement) greater than
       1.25 to 1,

     The following effects of previous amendments are still in effect under the current amended Credit Agreement:

     - a limitation on the use of advances under the Credit Facility for, among other things, acquisitions and investments in non-guarantor, offshore entities,

     - prohibition of any significant acquisitions unless only capital stock is used as the purchase consideration and no indebtedness is assumed or acquired, and

     - a decrease in the Company's permitted levels of capital expenditures and indebtedness outside the credit facilities.

     Borrowings under the Credit Agreement bear interest at the Company's option at a rate per annum equal to either (1) the higher of (a) the current base rate as offered by JPMorgan Chase or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a Eurodollar rate plus an applicable margin. The applicable margin varies by facility. For amounts drawn under the Term Loan A and Credit Facility the Eurodollar margin is 3.75% and the base rate margin is 2.75%. For amounts drawn under the Term Loan B facility, the Eurodollar margin is 4.50% and the base rate margin is 3.50%. Amounts outstanding under the Credit Facility, Term Loan A and Term Loan B bear interest, payable quarterly in the case of base rate advances and payable at the end of the relevant interest period of one, two, three or six months (or quarterly in certain cases) for all Eurodollar advances. The Company's credit ratings do not affect the interest rates for the Company's borrowings under our Credit Agreement.

     The Credit Agreement contains covenants that, among other things, restrict the ability to incur additional indebtedness, dispose of assets, repay or amend other indebtedness, pay dividends, or make other changes in

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES the business conducted by the Company or its subsidiaries. In addition the Credit Agreement requires compliance with specific financial ratios and tests, as defined in the Credit Agreement. The Credit Facility, Term Loan A and Term Loan B are secured by substantially all of the assets of the Company and its subsidiaries including pledges of the common stock of the Company's subsidiaries. In addition, the Credit Facility, Term Loan A and Term Loan B are guaranteed by the Company's subsidiaries. Some of these guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility. No additional borrowings are available under Term Loan A or Term Loan B.

     The Company's Singapore-based sales office has a facility providing for borrowings up to approximately $1.1 million in U.S. dollars and secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2002, approximately $0.8 million was drawn on the facility.

     At December 31, 2002, the Company has $13.4 million drawn under the Credit Facility, and approximately $2.0 million of outstanding letters of credit. At December 31, 2002, the Company had approximately $34.6 million of borrowing availability under the Credit Facility.

  ACQUISITION NOTES PAYABLE

     In connection with an acquisition, the Company had a $1.0 million note payable to the seller that has a maturity date of June 30, 2003. The note accrues interest at a rate of 8.5% payable on each June 30. At December 31, 2002, $0.3 million was outstanding under the note payable. In connection with its acquisition of IMPAG, the Company will pay $1.3 million in consideration in three installments. Approximately $0.3 million was paid in January 2002. The Company will pay approximately $0.5 million in January 2003 and January 2004, respectively.

  ANNUAL MATURITIES

     Annual maturities of the Company's long-term debt are as follows at December 31, 2002:

2003........................................................  $  2,041
2004........................................................       975
2005........................................................    24,951
2006........................................................       475
2007........................................................    45,600
2008 and thereafter.........................................   150,000
                                                              --------
                                                               224,042
Less: un-amortized discounts................................    (3,148)
                                                              --------
Total long-term debt........................................  $220,894
                                                              ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

9.  INCOME TAXES

     The components of the provision for income taxes are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                           2002      2001      2000
                                                         --------   -------   -------
Current income taxes:
  Federal..............................................  $     --   $  (774)  $ 1,707
  State................................................        46       (97)      359
  Foreign..............................................       238       293       180
                                                         --------   -------   -------
                                                              284      (578)    2,246
Deferred income taxes..................................        19      (922)     (828)
                                                         --------   -------   -------
                                                              305    (1,500)    1,418
Extraordinary items/Cumulative effect of change in
  accounting principle.................................   (10,546)       --    (3,219)
                                                         --------   -------   -------
Income tax benefit.....................................  $(10,241)  $(1,500)  $(1,801)
                                                         ========   =======   =======

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 2002, 2001 and 2000:

                                                           2002      2001      2000
                                                         --------   -------   -------
Income tax benefit at federal statutory rate...........  $ (9,492)  $(2,569)  $(2,538)
State tax benefit, net of federal benefit..............    (1,187)     (321)     (230)
Foreign income taxes...................................       238        65       180
Non-deductible amortization of goodwill................        --       866       696
Other..................................................       200       459        91
                                                         --------   -------   -------
Income tax benefit.....................................  $(10,241)  $(1,500)  $(1,801)
                                                         ========   =======   =======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   550   $   358
  Inventory obsolescence reserve............................      723       671
  Inventory capitalization..................................      332       258
  Plant closure liability...................................    1,554        --
  Accrued expenses..........................................      995     2,084
  Goodwill impairment loss..................................    9,834        --
  Net operating loss carry-forwards, which expire in 2022...    2,227        --
  Deferred financing costs..................................      510       241
  Minimum pension liability.................................      464       350
  Amortization of non-compete agreements....................      953       875
  Other.....................................................      914       176
                                                              -------   -------
Deferred tax assets.........................................   19,056     5,013
Deferred tax liabilities:
  Accelerated depreciation..................................   (3,487)   (2,822)
  Amortization of goodwill..................................   (3,145)   (1,147)
  Other.....................................................   (1,294)     (443)
                                                              -------   -------
Deferred tax liabilities....................................   (7,927)   (4,412)
                                                              -------   -------
Net deferred tax asset......................................  $11,129   $   601
                                                              =======   =======

10.  RETIREMENT PLANS

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

     None of the plan assets of either pension plan are invested in equity of the Company or equity investments in any related party.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     The following tables set forth the Company's two defined benefit plans:

                                                               2002      2001
                                                              -------   -------
Change in projected benefit obligations
  Projected benefit obligation at beginning of year.........  $ 2,168   $ 2,022
  Service cost..............................................       68        67
  Interest cost.............................................      158       148
  Actuarial losses..........................................      213        52
  Benefits paid.............................................     (133)     (121)
                                                              -------   -------
  Projected benefit obligation at end of year...............  $ 2,474   $ 2,168
                                                              =======   =======
Change in plan assets
  Fair value of plan assets at beginning of year............  $ 1,287   $ 2,398
  Actual return on plan assets..............................     (199)   (1,055)
  Company contributions.....................................       83        65
  Benefits paid.............................................     (133)     (121)
                                                              -------   -------
  Fair value of plan assets at end of year..................  $ 1,038   $ 1,287
                                                              =======   =======
Funded status
  Funded status.............................................  $(1,436)  $  (881)
  Unrecognized net actuarial loss...........................    1,371       875
  Accumulated other comprehensive loss......................   (1,291)     (783)
                                                              -------   -------
  Accrued benefit cost......................................  $(1,356)  $  (789)
                                                              =======   =======
Amounts recognized in the consolidated balance sheets
  consist of:
  Accrued benefit liability.................................  $  (137)  $    --
  Long term pension liability...............................   (1,219)     (789)
                                                              -------   -------
  Accrued benefit cost......................................  $(1,356)  $  (789)
                                                              =======   =======

                                                              2002    2001
                                                              ----    -----
Weighted-average assumptions as of December 31
  Discount rate.............................................  6.5%     7.5%
  Expected return on plan assets............................  8.0%    10.0%
  Rate of compensation increase.............................  3.5%     4.5%

                                                              2002    2001    2000
                                                              -----   -----   -----
Components of net periodic benefit cost:
  Service cost..............................................  $  68   $  67   $  71
  Interest cost.............................................    158     148     138
  Recognized loss...........................................     42      --      --
  Expected return on plan assets............................   (126)   (254)   (203)
                                                              -----   -----   -----
  Net periodic benefit cost (benefit).......................  $ 142   $ (39)  $   6
                                                              =====   =====   =====

     The Company sponsored several defined contribution savings plans (IRS qualified 401(k) plans) for employees of their U.S. based subsidiaries. Participation in the plans is available to all salaried and hourly employees of the Company. Participating employees contribute to the 401(k) plans based on a percentage of

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense under these plans of $1,674, $1,583 and $1,177 for the periods ended December 31, 2002, 2001 and 2000, respectively.

     No significant Company sponsored employee savings plans were provided to non-U.S. employees during 2002 or 2001.

11.  MANAGEMENT INCENTIVE PLANS

     The Company has implemented certain management incentive plans.

  STOCK OPTION PLAN

     The Company's Stock Option Plan (the Plan), provides incentives to key employees and directors (including non-employee directors) of the Company by granting them nonqualified stock options of up to 299,950 shares of the Company's common stock. The Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom options will be granted, the number of options, and other terms and conditions of the options. The committee increased the number of options available for grant from 240,713 to 299,950 in 2002. Options are granted at not less than the fair value on the date of grant. Options granted from the Plan are subject to a five year maximum vesting period and expire ten years from the date of grant. Options available for grant are 18,000 at December 31, 2002. Options to date have been granted only to employees and one director. At December 31, 2002, 90,300 options were exercisable by participants at $129.50 and 3,000 options were exercisable at $115.00. No options have been exercised at December 31, 2002. The weighted average remaining contractual life and weighted average exercise price of the options at December 31, 2002 are 8.5 years and $124.74 per option share, respectively.

     The Company has stock options outstanding as follows:

                                                                        EXERCISE
                                                              OPTIONS    PRICE
                                                              -------   --------
Balance at January 1, 2000..................................  153,050   $129.50
Granted.....................................................   24,500   $129.50
Forfeitures.................................................   (9,500)  $129.50
                                                              -------
Balance at December 31, 2000................................  168,050
Granted.....................................................   15,500   $129.50
Forfeitures.................................................  (18,000)  $129.50
                                                              -------
Balance at December 31, 2001................................  165,550
                                                              =======
Granted.....................................................   61,900   $129.50
Granted.....................................................   92,500   $115.00
Forfeitures.................................................  (38,000)  $129.50
                                                              -------
Balance at December 31, 2002................................  281,950
                                                              =======

     As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the options under the Company's Plan. Accordingly, compensation expense has only been recognized for options with an exercise price below the market value at the date of grant. Had the provisions of SFAS 123 been used in the calculation of compensation expense (calculated using the

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES minimum value method for non-public companies), pro forma net loss would have been as follows for the three years ended December 31, 2002:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Net loss, as reported..................................  $(17,056)  $(6,057)  $(5,664)
Compensation expense under SFAS 125, net of tax
  effect...............................................      (557)     (625)     (622)
                                                         --------   -------   -------
Proforma net loss......................................  $(17,613)  $ 6,682)  $(6,286)
                                                         ========   =======   =======

     The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rates ranging from 5.1% to 6.4% and expected award lives of up to ten years for 2002. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

     Because the Company's options have characteristics significantly different from those of traded stock options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its awards.

     In January 2003, the Company offered to any participant in the stock option plan who so elected, the opportunity to voluntarily surrender all existing option grants, both vested and unvested, and agreed to reissue new options to those participants approximately 181 days after the existing options have been surrendered. The strike price of the new grants will be the greater of $115.00 or the fair market value of the Company's stock on the date of reissuance. As of February 19, 2003, all of the participants holding options at $129.50 per share have elected to surrender all such options and receive a like number of options at the strike price to be determined as described above.

  EMPLOYEE STOCK PURCHASE PLAN

     The Company's employees purchased 7,045 Class A common shares at fair market value under an Employee Stock Purchase Plan offered during the first quarter of 2000.

12.  OPERATING LEASES

     The Company leases buildings, machinery and equipment under operating leases which expire on various dates through 2014. Rent expense for all operating leases was $1,892, $1,849 and $873 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows:

2003........................................................  $1,327
2004........................................................     965
2005........................................................     742
2006........................................................     722
2007........................................................     720
2008 and thereafter.........................................   5,050
                                                              ------
                                                              $9,526
                                                              ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

13.  CAPITAL LEASES

     Property under capital leases included within property, plant, and equipment are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Buildings...................................................  $1,912   $1,912
Machinery and equipment.....................................     386      351
                                                              ------   ------
                                                               2,298    2,263
Less: Accumulated depreciation..............................   1,140      924
                                                              ------   ------
                                                              $1,158   $1,339
                                                              ======   ======

     Future minimum lease payments under capital leases at December 31, 2002, together with the present value of the minimum lease payments are as follows:

2003........................................................   $  764
2004........................................................      718
2005........................................................      749
2006........................................................      737
2007........................................................      737
2008 and thereafter.........................................      399
                                                               ------
Total minimum payments......................................    4,104
Less: Amounts representing interest.........................    1,206
                                                               ------
Present value of minimum payments...........................    2,898
Less: Current portion.......................................      402
                                                               ------
Total long-term portion.....................................   $2,496
                                                               ======

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

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

15.  SEGMENT REPORTING

     The Company has two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment consist primarily of flexible packaging adhesives and coatings for a number of applications, high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2.) Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $12.5 million, $9.7 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                     COMMERCIAL   CONSTRUCTION    TOTALS
                                                     ----------   ------------   --------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002:
  Revenues from external customers.................   $240,067      $121,043     $361,110
  Depreciation and amortization expense............      6,304         2,581        8,885
  Segment profit...................................     19,766        18,105       37,871
  Segment assets...................................    190,685        98,356      289,041
  Goodwill.........................................     73,935        49,007      122,942
  Expenditures for long-lived assets...............      4,337         1,627        5,964
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001:
  Revenues from external customers.................   $245,375      $111,326     $356,701
  Depreciation and amortization expense............     12,453         4,891       17,344
  Segment profit...................................     16,908        12,259       29,167
  Segment assets...................................    208,059       100,726      308,785
  Expenditures for long-lived assets...............      5,182         2,507        7,689
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000:
  Revenues from external customers.................   $160,402      $105,431     $265,833
  Depreciation and amortization expense............      8,837         4,474       13,311
  Segment profit...................................     17,990        10,618       28,608
  Segment assets...................................    213,486       108,529      322,015
  Expenditures for long-lived assets...............      2,892         1,646        4,538

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:

                                                             AS OF AND FOR THE
                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
NET SALES:
  External revenues from reportable Segments.........  $361,110   $356,701   $265,833
                                                       ========   ========   ========
PROFIT:
  Total profit for reportable segments...............  $ 37,871   $ 29,167   $ 28,608
  Unallocated corporate expense......................   (12,481)    (9,734)    (6,750)
  Special charges....................................        --         --         --
                                                       --------   --------   --------
     Operating income................................  $ 25,390   $ 19,433   $ 21,858
                                                       ========   ========   ========
ASSETS:
  Total assets for reportable segments...............  $289,041   $308,785   $322,015
  Elimination of intercompany accounts...............    (1,611)    (1,807)   (32,195)
  Unallocated corporate assets.......................    21,238     43,312     65,209
                                                       --------   --------   --------
     Consolidated assets.............................  $308,668   $350,290   $355,029
                                                       ========   ========   ========

     There is no significant inter-segment revenue or cost of sales to be eliminated. Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                                  SEGMENT      UNALLOCATED
                                                   TOTALS    CORPORATE ITEMS   CONSOLIDATED
                                                  --------   ---------------   ------------
OTHER SIGNIFICANT ITEMS:
  FOR THE YEAR ENDED DECEMBER 31, 2002
     Expenditures for long-lived assets.........  $  5,964       $  596          $  6,560
     Goodwill...................................  $122,942       $1,446          $124,388
     Depreciation and amortization..............  $  8,885       $  264          $  9,149
  FOR THE YEAR ENDED DECEMBER 31, 2001
     Expenditures for long-lived assets.........  $  7,689       $  351          $  8,040
     Depreciation and amortization..............  $ 17,344       $1,918          $ 19,262
  FOR THE YEAR ENDED DECEMBER 31, 2000
     Expenditures for long-lived assets.........  $  4,537       $  259          $  4,796
     Depreciation and amortization..............  $ 13,311       $  295          $ 13,606

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:

                                                       AS OF AND FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
NET SALES:
  United States......................................  $315,759   $313,689   $248,445
  Mexico, South America, Europe, Asia................    45,621     43,012     17,388
                                                       --------   --------   --------
  Consolidated net sales.............................  $361,110   $356,701   $265,883
                                                       ========   ========   ========
LONG-LIVED ASSETS:
  United States......................................  $176,475   $204,006   $211,813
  Mexico, South America, Europe, Asia................    15,863     18,014     16,351
                                                       --------   --------   --------
  Consolidated long lived assets.....................  $192,338   $222,020   $228,164
                                                       ========   ========   ========

16.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000:

                                                           2002      2001      2000
                                                          -------   -------   -------
Cash paid for:
  Interest..............................................  $24,007   $24,650   $19,120
  Income taxes..........................................      370       303       592

17.  SELECTED QUARTERLY DATA (UNAUDITED)

                                                                QUARTER
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 -------   -------   -------   -------
2002
Net sales......................................  $86,748   $94,933   $95,023   $84,406
Operating income (loss)........................    5,941     9,640    10,596      (787)
Cumulative effect of change in accounting
  principle, net of income tax benefit.........       --   (17,064)       --        --
Net income (loss)..............................     (287)  (15,390)    2,558    (4,387)
2001
Net sales......................................  $88,877   $91,767   $92,503   $83,554
Operating income...............................    4,597     6,109     7,924       803
Net income (loss)..............................   (3,104)      747      (186)   (4,454)

     Operating income for the fourth quarter of 2002 includes a $4.1 million provision for plant closure costs relative to the planned closures of two of the Company's manufacturing facilities in 2003 (see Note 3).

18.  EXTRAORDINARY ITEM

     On March 6, 2000, the Company repurchased its $125.0 million 9 1/2 Senior Subordinated Notes for an aggregate purchase price of $127.4 million. The transaction was financed through borrowings from the Company's Credit Agreement. In connection with this transaction, the Company recognized an extraordinary loss of $4.8 million, net of an income tax benefit of $3.2 million. The extraordinary loss resulted from a 1%

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES premium on the repurchase of the 9 1/2% Senior Subordinated Notes and the write-off of unamortized deferred financing costs related to the 9 1/2% Senior Subordinated Notes.

19.  OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Full separate financial statements of its guarantor subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company. Management does not believe that inclusion of such financial statements would be material to investors. The financial statement data as of December 31, 2002, 2001 and 2000, respectively of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries are below.

     The following sets forth the financial data at December 31, 2002 and for the year then ended.

                                      GUARANTOR     NON-GUARANTOR
                                     SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                     ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA FOR
  THE YEAR ENDED DECEMBER 31, 2002:
Net sales..........................    $315,758        $45,352      $     --    $      --     $361,110
Cost of goods sold.................     225,980         33,780            --           --      259,760
                                       --------        -------      --------    ---------     --------
Gross profit.......................      89,778         11,572            --           --      101,350
Selling, general, and
  administrative expenses..........      52,854         10,730        12,376           --       75,960
                                       --------        -------      --------    ---------     --------
Operating income (loss)............      36,924            842       (12,376)          --       25,390
Interest expense...................     (23,004)          (941)       (1,582)          --      (25,527)
                                       --------        -------      --------    ---------     --------
Income (loss) before income taxes
  and extraordinary item and
  cumulative effect of change in
  accounting principle.............    $ 13,920        $   (99)     $(13,958)   $      --     $   (137)
                                       ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Assets:
Current assets.....................    $ 84,629        $20,497      $  6,597    $ (10,706)    $101,017
Property, plant and equipment,
  net..............................      55,011         12,183           756           --       67,950
Goodwill, net......................     121,353          3,035            --           --      124,388
Deferred financing costs, net......       7,144             --         2,206           --        9,350
Deferred income taxes..............       6,730            863        (1,721)          --        5,872
Other assets.......................      10,941             38       282,633     (293,521)          91
                                       --------        -------      --------    ---------     --------
Total assets.......................    $285,808        $36,616      $290,471    $(304,227)    $308,668
                                       ========        =======      ========    =========     ========
Liabilities and stockholders'
  equity:
Current liabilities................    $ 51,084        $14,156      $  3,532    $ (10,706)    $ 58,066
Long-term liabilities..............     210,748         18,722       218,352     (223,073)     224,749
Total stockholders' equity.........      23,976          3,738        68,587      (70,448)      25,853
                                       --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity...........................    $285,808        $36,616      $290,471    $(304,227)    $308,668
                                       ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                      GUARANTOR     NON-GUARANTOR
                                     SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                     ------------   -------------   --------   ------------   --------
STATEMENT OF CASH FLOWS DATA
  OPERATING ACTIVITIES
Net loss...........................    $ (8,820)       $(1,817)     $ (6,869)   $      --     $(17,506)
Depreciation and amortization......       7,658          1,228           263           --        9,149
Cumulative effect of change in
  accounting principle, net of
  income tax benefit...............      15,547          1,433            84           --       17,064
Deferred income taxes..............          19             --            --                        19
Foreign exchange gains (losses)....          89         (1,531)           --           --       (1,442)
Amortization of deferred financing
  costs............................       1,305             --           485           --        1,790
Amortization of bond discount and
  other............................          72             --            82           --          154
Changes in operating assets and
  liabilities......................      25,277          3,995           275       (3,487)      26,060
                                       --------        -------      --------    ---------     --------
Net cash provided by (used in)
  operating activities.............      41,146          3,308        (5,680)      (3,487)      35,287
INVESTING ACTIVITIES
Proceeds from sale of property,
  plant and equipment..............         362             --            --           --          362
Purchase of property, plant &
  equipment........................      (4,575)        (1,370)         (615)          --       (6,560)
                                       --------        -------      --------    ---------     --------
Net cash used in investing
  activities.......................      (4,213)        (1,370)         (615)          --       (6,198)
FINANCING ACTIVITIES
Capital contributions..............          --             --            (5)          --           (5)
Intercompany financing.............     (35,946)            --        35,946           --           --
Payments on acquisition note
  payable..........................        (203)          (266)           --           (3)        (472)
Deferred financing costs...........          --             --        (2,196)          --       (2,196)
Payments on capital leases.........        (391)            --            --           --         (391)
Net payments on revolving credit
  facilities.......................          --           (128)      (27,455)          --      (27,578)
                                       --------        -------      --------    ---------     --------
Net cash provided by (used in)
  financing activities.............     (36,543)          (394)        6,295           --      (30,642)
Effect of foreign currency changes
  on cash..........................          31             60            --           --           91
                                       --------        -------      --------    ---------     --------
Net increase (decrease) in cash....         423          1,604            --       (3,487)      (1,460)
Cash and cash equivalents,
  beginning of period..............      10,955          1,142            --        3,487       15,584
                                       --------        -------      --------    ---------     --------
Cash and cash equivalents, end of
  period...........................    $ 11,378        $ 2,746      $     --    $      --     $ 14,124
                                       ========        =======      ========    =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

     The following sets forth the financial data at December 31, 2001 and for the year then ended.

                                      GUARANTOR     NON-GUARANTOR
                                     SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                     ------------   -------------   --------   ------------   --------
STATEMENT OF OPERATIONS DATA FOR
  THE YEAR ENDED DECEMBER 31, 2001:
Net sales..........................    $313,689        $43,012      $     --    $      --     $356,701
Cost of goods sold.................     226,901         31,792            --           --      259,253
                                       --------        -------      --------    ---------     --------
Gross profit.......................      86,228         11,220            --           --       97,448
Selling, general, and
  administrative expenses..........      59,180         10,941         7,894           --       78,015
                                       --------        -------      --------    ---------     --------
Operating income...................      27,048            279        (7,894)          --       19,433
Equity in undistributed earnings of
  subsidiaries.....................      (1,656)            --        (1,832)       3,488           --
Interest expense...................     (24,701)        (1,174)       (1,115)          --      (26,990)
                                       --------        -------      --------    ---------     --------
Income (loss) before extraordinary
  items and income taxes...........    $    691        $  (895)     $(10,841)   $   3,488     $ (7,557)
                                       ========        =======      ========    =========     ========
BALANCE SHEET DATA:
Assets:
Current assets.....................    $ 83,234        $20,412      $ 17,286    $  (2,304)    $118,628
Property, plant and equipment,
  net..............................      57,929         11,667           425           --       70,021
Goodwill, net......................     146,570          5,293           136           --      151,999
Deferred financing costs, net......       8,449             --           495           --        8,944
Other assets.......................         644             54       268,677     (268,677)         698
                                       --------        -------      --------    ---------     --------
Total assets.......................    $296,826        $37,426      $287,019    $(270,981)    $350,290
                                       ========        =======      ========    =========     ========
Liabilities and stockholders'
  equity:
Current liabilities................    $ 41,051        $11,374      $ 16,481    $  (2,281)    $ 66,625
Long-term liabilities..............     223,221         19,631       218,112     (221,357)     239,607
Total stockholders' equity.........      32,554          6,421        52,426      (47,343)      44,058
                                       --------        -------      --------    ---------     --------
Total liabilities and stockholders'
  equity...........................    $296,826        $37,426      $287,019    $(270,981)    $350,290
                                       ========        =======      ========    =========     ========
STATEMENT OF CASH FLOWS DATA
  OPERATING ACTIVITIES
Net income (loss)..................    $    458        $(1,077)       (8,925)   $   3,487     $ (6,057)
Depreciation and amortization......      17,538          1,595           129           --       19,262
Deferred income taxes..............        (922)            --            --                      (922)
Foreign exchange losses............          --            458            --           --          458
Amortization of deferred financing
  costs............................       1,303             --            60           --        1,363
Amortization of bond discount......          --             --           132           --          132
Changes in operating assets and
  liabilities......................         888          1,428         2,019           --        4,335
                                       --------        -------      --------    ---------     --------
Net cash provided by (used in)
  operating activities.............      19,265          2,404        (6,585)       3,487       18,571

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                      GUARANTOR     NON-GUARANTOR
                                     SUBSIDIARIES   SUBSIDIARIES     PARENT    ELIMINATIONS    TOTAL
                                     ------------   -------------   --------   ------------   --------
INVESTING ACTIVITIES
Acquisition of business............      (6,388)        (1,737)         (136)                   (8,261)
Purchase of property, plant &
  equipment........................      (5,693)        (1,996)         (351)          --       (8,040)
                                       --------        -------      --------    ---------     --------
Net cash used in investing
  activities.......................     (12,081)        (3,733)         (487)          --      (16,301)
FINANCING ACTIVITIES
Capital contributions..............          --             --           400           --          400
Payments on acquisition note
  payable..........................          --             --            --           --           --
Proceeds from long term debt.......          --          1,273            --           --        1,273
Payments on long term debt.........        (200)            --            --           --         (200)
Deferred financing costs...........          --             --          (404)          --         (404)
Payments on capital leases.........        (255)            --            --           --         (255)
Net proceeds from revolving credit
  facilities.......................          --           (974)        5,512           --        4,538
                                       --------        -------      --------    ---------     --------
Net cash provided by (used in)
  financing activities.............        (455)           299         5,508           --        5,352
Effect of foreign currency changes
  on cash..........................          --            (46)           --           --          (46)
                                       --------        -------      --------    ---------     --------
Net decrease in cash...............       6,729         (1,076)       (1,564)       3,487        7,576
Cash and cash equivalents,
  beginning of period..............       4,226          2,218         1,564           --        8,008
                                       --------        -------      --------    ---------     --------
Cash and cash equivalents, end of
  period...........................    $ 10,955        $ 1,142      $     --    $   3,487     $ 15,584
                                       ========        =======      ========    =========     ========

     The following sets forth the financial data for the year ended December 31, 2000.

                                       GUARANTOR     NON-GUARANTOR
                                      SUBSIDIARIES   SUBSIDIARIES    PARENT    ELIMINATIONS    TOTAL
                                      ------------   -------------   -------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales...........................    $249,488        $16,345      $    --      $  --       $265,833
Cost of goods sold..................     176,055         10,338           --         --        186,393
                                        --------        -------      -------      -----       --------
Gross profit........................      73,433          6,007           --         --         79,440
Selling, general, and administrative
  Expenses..........................      46,994          4,316        6,272         --         57,582
                                        --------        -------      -------      -----       --------
Operating income....................      26,439          1,691       (6,272)        --         21,858
Equity in undistributed earnings of
  subsidiaries......................          --             --          537       (537)            --
Interest expense, net...............     (18,106)          (346)      (2,824)        --        (21,276)
                                        --------        -------      -------      -----       --------
Income (loss) before income taxes
  and extraordinary loss............    $  8,333        $ 1,345      $(8,559)     $(537)      $    582
                                        ========        =======      =======      =====       ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                       GUARANTOR     NON-GUARANTOR
                                      SUBSIDIARIES   SUBSIDIARIES    PARENT    ELIMINATIONS    TOTAL
                                      ------------   -------------   -------   ------------   --------
STATEMENT OF CASH FLOWS DATA
  OPERATING ACTIVITIES
Net income (loss)...................    $    796        $ 1,104      $(7,027)     $(537)      $ (5,664)
Adjustments to reconcile net income
  (loss) to net cash provided by
  Operating activities:
Depreciation and amortization.......      13,265            286           55         --         13,606
Deferred income taxes...............        (546)            --         (282)                     (828)
Amortization of deferred financing
  Costs.............................       1,356             --           --         --           1356
Foreign exchange gains..............          --           (495)          --         --           (495)
Amortization of bond discount.......          --             --           80         --             80
Extraordinary losses................       4,828             --           --         --          4,828
Changes in operating assets and
  liabilities (net of effect of
  acquired companies)...............        (530)          (617)        (583)        --         (1,729)
                                        --------        -------      -------      -----       --------
Net cash provided by operating
  activities........................      19,169            279       (7,757)      (537)        11,154
INVESTING ACTIVITIES
Acquisition of business, net of
  acquired cash.....................     (96,801)         1,994           --                   (94,807)
Purchase of property, plant, and
  equipment.........................      (4,332)          (205)        (259)        --         (4,796)
                                        --------        -------      -------      -----       --------
Net cash used in investing
  activities........................    (101,133)         1,789         (259)        --        (99,603)
FINANCING ACTIVITIES
Capital contributions...............          --             --          100         --            100
Net proceeds from issuance of long
  term debt.........................     148,932             --           --         --        148,932
Net proceeds from revolving credit
  facilities........................      66,533           (181)      (1,000)        --         65,352
Deferred financing costs............      (7,043)            --           --         --         (7,043)
Payments on acquisition notes
  payable...........................      (1,200)            --           --         --         (1,200)
Payments on capital lease
  obligations.......................        (272)            --           --         --           (272)
Payments on long term debt..........    (126,250)            --           --         --       (126,250)
                                        --------        -------      -------      -----       --------
Net cash provided by financing
  activities........................      80,700           (181)        (900)        --         79,619
Effect of exchange rate changes on
  cash..............................        (333)            58          108         --           (167)
                                        --------        -------      -------      -----       --------
Net increase (decrease) in cash and
  cash equivalents..................      (1,597)         1,945       (8,808)      (537)        (8,997)
Cash and cash equivalents at
  beginning of year.................       6,297            336       10,372         --         17,005
                                        --------        -------      -------      -----       --------
Cash and cash equivalents at end of
  year..............................    $  4,700        $ 2,281      $ 1,564      $(537)      $  8,008
                                        ========        =======      =======      =====       ========

                           ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(A) AND 14(C)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Certificate of Incorporation Sovereign Specialty Chemicals,
         Inc., incorporated by reference to the Company's
         Registration Statement on Form S-8 as filed on January 28,
         2000
 3.2     By-Laws of Sovereign Specialty Chemicals, Inc., as amended
         September 16, 2002, incorporated by reference to the
         Company's Registration Statement on Form 10-Q/A as filed on
         December 19, 2002
 4.1     Amended and Restated Credit Agreement, dated as of April 6,
         2000 incorporated by reference to the Company's registration
         Statement on Form S-4 as filed on May 12, 2000
 4.1A    Amendment No. 1 and Waiver, dated October 30, 2000, among
         Sovereign Specialty Chemicals, Inc., the Guarantors and
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P.
         Morgan Securities Inc. and JPMorgan Chase Bank (formerly the
         Chase Manhattan Bank) as filed on Form 8-K/A as filed on
         January 16, 2001 and incorporated by reference herein
 4.1B    Amendment No. 2, dated January 26, 2001, among Sovereign
         Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
         Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
         Bank) as filed on Form 10-K/A as filed on June 20, 2001 and incorporated by reference herein
 4.1C    Amendment No. 3, dated March 1, 2002 among Sovereign
         Specialty Chemicals, Inc., the Guarantors and Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
         Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
         Bank) as filed on Form 10-K as filed March 29, 2002 and
         incorporated by reference herein
 4.1D    Amendment No. 4, dated December 20, 2002 among Sovereign
         Specialty Chemicals, Inc., the Guarantors and JPMorgan Chase
         Bank
 4.2     Amended and Restated Shareholders Agreement, dated May 12,
         2000 between and among Sovereign Specialty Chemicals, Inc.,
         SSCI Investors LLC and the Shareholders listed on Schedule I
         Thereto, incorporated by reference to the Company's
         Registration Statement on Form S-4 as filed on May 12, 2000
         (Registration No. 333-36898)
 4.3     Amended and Restated Shareholders Agreement, dated December
         14, 1999, by and among Sovereign Specialty Chemicals, Inc.
         SSCI Investors LLC, and Sovereign Specialty Chemicals L.P.
         as filed on Form 10-K as filed on March 27, 2001 and
         incorporated by reference herein
 4.3A    Amendment No. 1 to Amended and Restated Shareholders
         Agreement dated December 14, 1999, by and among Sovereign
         Specialty Chemicals, Inc., SSCI Investors LLC, and Sovereign
         Specialty Chemicals, L.P. as filed on Form 10-K as filed on
         March 27, 2001 and incorporated by reference herein
 4.3B    Amendment No. 1 (sic) to Amended and Restated Shareholders
         Agreement, dated as of December 31, 2002, by and among
         Sovereign Specialty Chemicals, Inc., SSCI Investors LLC, and
         Robert B. Covalt
 4.4     Indenture dated March 29, 2000 among Sovereign Specialty
         Chemicals, Inc., the Guarantors and The Bank of New York, as
         Trustee. Incorporated by reference to exhibit 4.4 of the
         Company's Registration Statement on Form S-4 filed on May
         12, 2000 (Registration No. 333-36898)
 4.5     Forms of 11 7/8% Senior Subordinated Notes due 2010, Series
         A and Series B Notes (contained in Exhibit 4.4 as Exhibit A and B thereto, respectively). Incorporated by reference to
         Exhibit 4.5 of the Company's Registration Statement on Form
         S-4 filed on May 12, 2000 (Registration No. 333-36898)
 4.6     Form of Guarantee (contained in Exhibit 4.4 as Exhibit A and
         B thereto). Incorporated by reference to exhibit 4.6 of the
         Company's Registration Statement on Form S-4 filed on May
         12, 2000 (Registration No. 333-36898)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 4.7     Registration Rights Agreement dated March 29, 2000 among
         Sovereign Specialty Chemicals, Inc., the Guarantors, J.P.
         Morgan Securities Inc., Merrill Lynch, Pierce Fenner & Smith
         Incorporated and Chase Securities Inc. Incorporated by
         reference to exhibit 4.7 of the Company's Registration
         Statement on Form S-4 filed on May 12, 2000 (Registration
         No. 333-36898)
 4.8     First Supplemental Indenture dated as of March 22, 2001
         among Sovereign Specialty Chemicals Inc., the Guarantor
         party thereto and the Bank of New York, as trustee as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
10.1     Employment Agreement, dated December 29, 1999 between
         Sovereign Specialty Chemicals, Inc. and Robert B. Covalt as
         filed on Form 10-K as filed on March 27, 2001 and
         incorporated by reference herein
10.1A    First Amendment to Employment Agreement between Sovereign
         Specialty Chemicals, Inc. and Robert B. Covalt, dated
         January 2, 2000 as filed on Form 10-K as filed on March 27,
         2001 and incorporated by reference herein
10.1B    Employment modification agreement, dated July 24, 2002,
         between Robert B. Covalt and Sovereign Specialty Chemicals,
         Inc as filed on Form 10-Q/A dated December 3, 2002 and
         incorporated by reference herein
10.2     Employment Agreement, dated February 11, 2002 between
         Sovereign Specialty Chemicals and John R. Knox as filed on
         Form 10-K as filed March 29, 2002 and incorporated by
         reference herein
10.3     Employment Agreement, dated December 29, 1999 between
         Sovereign Specialty Chemicals, Inc. and Peter Longo as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
10.4     Employment Agreement, dated October 1, 2002 between
         Sovereign Specialty Chemicals Inc and Norman E. Wells, Jr.
         as filed on Form 8-K as filed on December 3, 2002 and
         incorporated by reference herein
10.5     Employment Agreement, dated October 31, 2002 Sovereign
         Specialty Chemicals, Inc and Terry D. Smith as filed on Form
         8-K as filed on December 3, 2002 and incorporated by
         reference herein
10.6     Sovereign Specialty Chemicals, Inc. Management Incentive
         Compensation Plan dated January 1, 2000 as filed on Form
         10-K as filed on March 27, 2001 and incorporated by
         reference herein
10.7     Sovereign Specialty Chemicals, Inc. Stock Option Plan, dated
         December 29, 1999 as filed on Form 10-K as filed on March
         27, 2001 and incorporated by reference herein
10.8     Non-qualified Stock Option Agreement between Sovereign
         Specialty Chemicals, Inc. and Robert B. Covalt, dated
         December 31, 1999 as filed on Form 10-K as filed on March
         27, 2001 and incorporated by reference herein
10.8A    First Amendment to Non-qualified Stock Option Agreement
         between Sovereign Specialty Chemicals, Inc. and Robert B.
         Covalt, dated January 4, 2000 as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
10.8B    Non-qualified Stock Option Agreement between Sovereign
         Specialty Chemicals, Inc, and Norman E. Wells, Jr., dated
         October 1, 2002 as filed on Form 8-K as filed on December 3,
         2002 and incorporated by reference herein
10.9     Sovereign Specialty Chemicals, Inc. Employee Stock Purchase
         Plan, incorporated by reference to the Company's
         Registration Statement on Form S-8 as filed on January 28,
         2000
10.10    Non-qualified stock option Agreement between Sovereign
         Specialty Chemicals, Inc. and the individuals listed in
         Schedule 1 thereto, dated December 29, 1999 as filed on Form
         10-K as filed on March 27, 2001 and incorporated by
         reference herein
10.14    Asset Purchase Agreement dated March 31, 1996 among The
         BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
         and the Parent Partnership+
10.15    Purchase Agreement, dated August 19, 1996 among The
         Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the
         Parent Partnership and P&S Holdings, Inc.+
10.16    Stock Purchase Agreement dated May 22, 1997 between Laporte
         Inc. and the Parent Partnership+

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.17    Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company+
10.20    Stock Purchase Agreement, dated March 5, 1998, by among
         Burke Industries, Inc., Mercer and the Company+
10.21    Stock Purchase Agreement by and among Mini Crown Funding
         Corp (Buyer), Sovereign Specialty Chemicals, Inc. (Parent),
         Imperial Adhesives Inc. and NS Group Inc. (Seller) dated
         September 13, 2000. incorporated by reference to the
         Company's Form 8-K/A dated December 22, 2000
10.22    Business and Share Agreement for the sale of a Specialty
         Adhesives business dated October 31, 2000, among Croda
         Holdings LLC, Croda Adhesives do Brasil Ltda, and Sovereign
         Specialty Chemicals, Inc. incorporated by reference to the
         Company's Form 8-K/A dated January 16, 2001
21.1     Subsidiaries of the Company
23.2     Consent of Ernst & Young LLP (independent auditors)
99.1     Cautionary Statements Regarding Forward Looking Statements

---------------

+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                    -----------------------
                                       BALANCE AT   CHARGED TO   CHARGED TO
                                       BEGINNING    COSTS AND      OTHER                         BALANCE AT END
                                       OF PERIOD     EXPENSES     ACCOUNTS       DEDUCTIONS        OF PERIOD
                                       ----------   ----------   ----------      ----------      --------------
                                                                (DOLLARS IN THOUSANDS)
Year ended December 31, 2000
  Reserve and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................      730          585          616(2)           661(1)         1,270
     Reserve for inventory
       obsolescence..................      709        1,127          380(2)         1,019(1)         1,197
     Plant closure reserves..........       --           --          852               --              852
Year ended December 31, 2001
  Reserve and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................    1,270          694           --              353(1)         1,611
     Reserve for inventory
       obsolescence..................    1,197        2,549           --            1,863(1)         1,883
     Plant closure reserves..........      852           --        1,310(2)        (2,102)              60
Year ended December 31, 2002
  Reserve and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................     1611          828           --             (500)           1,940
     Reserve for inventory
       obsolescence..................    1,883        1,693           --           (1,911)           1,664
     Plant closure reserves..........       60        4,065           --              (60)           4,065

---------------

(1) Accounts written off, net of recoveries.

(2) Balances added relative to acquisitions.