Form 10-Q
period 2003-03-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2003-05-05
CIK 1048914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q
                          ---------------------------

(MARK ONE)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003

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

             225 W. Washington St. -- Ste. 1450, Chicago, IL 60606
                    (Address of Principal Executive Offices)
                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (312) 223-7167
                   Registrant's Web Address: sovereignsc.com

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

     On May 5, 2003, the registrant had 1,441,189 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at March 31, 2003 (Unaudited)
  and December 31, 2002.....................................       1
Consolidated Statements of Operations for the three months
  ended March 31, 2003 and 2002 (Unaudited).................       2
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2003 and 2002 (Unaudited).................       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      11
ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................      18
ITEM 4. Controls and Procedures.............................      19
PART II.  OTHER INFORMATION
ITEM 1. Legal Proceedings...................................      20
ITEM 2. Changes in Securities and Use of Proceeds...........      20
ITEM 3. Defaults Upon Senior Securities.....................      20
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................      20
ITEM 5. Other Information...................................      20
ITEM 6. Exhibits and Reports on Form 8-K....................      20
Signatures..................................................      21
Certifications Pursuant to Section 302 of the Sarbanes-Oxley
  Act of 2002...............................................      24

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003            2002
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  8,463        $ 14,124
  Accounts receivable, net..................................       54,587          49,554
  Inventories...............................................       30,879          28,203
  Deferred income taxes.....................................        5,257           5,257
  Other current assets......................................        5,051           3,879
                                                                 --------        --------
Total current assets........................................      104,237         101,017
Property, plant, and equipment, net.........................       67,620          67,950
Goodwill, net...............................................      124,388         124,388
Deferred financing costs, net...............................        8,863           9,350
Deferred income taxes.......................................        5,133           5,872
Other assets................................................           87              91
                                                                 --------        --------
Total assets................................................     $310,328        $308,668
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 36,448        $ 31,606
  Accrued expenses..........................................       17,805          23,874
  Other current liabilities.................................          144             143
  Current portion of long-term debt.........................        2,508           2,041
  Current portion of capital lease obligations..............          402             402
                                                                 --------        --------
Total current liabilities...................................       57,307          58,066
Long-term debt, less current portion........................      221,379         218,853
Capital lease obligations, less current portion.............        2,453           2,496
Other long-term liabilities.................................        3,432           3,400
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,189 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       64,073          64,073
Accumulated deficit.........................................      (36,177)        (36,272)
Accumulated other comprehensive loss........................       (2,161)         (1,970)
                                                                 --------        --------
Total stockholders' equity..................................       25,757          25,853
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $310,328        $308,668
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2003   MARCH 31, 2002
                                                              --------------   --------------
                                                               (UNAUDITED)      (UNAUDITED)
Net sales...................................................     $89,821          $ 86,748
Cost of goods sold..........................................      65,485            63,134
                                                                 -------          --------
Gross profit................................................      24,336            23,614
Selling, general and administrative expenses................      17,510            17,677
                                                                 -------          --------
Operating income............................................       6,826             5,937
Interest expense, net.......................................       6,283             6,420
                                                                 -------          --------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle............................         543              (483)
Income tax expense (benefit)................................         448              (182)
                                                                 -------          --------
Income (loss) before cumulative effect of change in
  accounting principle......................................          95              (301)
Cumulative effect of change in accounting principle related
  to goodwill write-off, net of income tax benefit..........          --           (17,064)
                                                                 -------          --------
Net income (loss)...........................................     $    95          $(17,365)
                                                                 =======          ========

          See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                --------------------------------
                                                                MARCH 31, 2003    MARCH 31, 2002
                                                                --------------    --------------
                                                                 (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................       $     95          $(17,365)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................          2,185             2,462
  Amortization of deferred financing costs..................            521               387
  Amortization of debt discounts............................            141                32
  Cumulative effect of change in accounting principle, net
     of income tax benefit..................................             --            17,064
  Foreign exchange losses...................................             32               183
  Deferred income taxes.....................................            739                --
  Changes in operating assets and liabilities:
     Accounts receivable....................................         (4,989)           (2,584)
     Inventories............................................         (2,717)             (968)
     Prepaid expenses and other assets......................         (1,146)              (99)
     Accounts payable and other liabilities.................         (1,388)           (2,752)
                                                                   --------          --------
Net cash used in operating activities.......................         (6,527)           (3,640)
INVESTING ACTIVITIES
Purchase of property, plant and equipment...................         (1,940)             (617)
                                                                   --------          --------
Net cash used in investing activities.......................         (1,940)             (617)
FINANCING ACTIVITIES
Payments on long-term debt..................................           (500)             (250)
Payments for deferred financing costs.......................            (34)             (726)
Payments on capital lease obligations.......................            (43)              (59)
Proceeds from revolving credit facilities...................         11,000               203
Payments on revolving credit facilities.....................         (7,633)           (6,750)
                                                                   --------          --------
Net cash provided by (used in) financing activities.........          2,790            (7,582)
Effect of exchange rate changes on cash.....................             16               (93)
                                                                   --------          --------
Net decrease in cash and cash equivalents...................         (5,661)          (11,932)
Cash and cash equivalents at beginning of period............         14,124            15,584
                                                                   --------          --------
Cash and cash equivalents at end of period..................       $  8,463          $  3,652
                                                                   ========          ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended March 31, 2003 and 2002, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year or any other interim period

     The unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to current year presentation.

2. PLANT CLOSURE COSTS

     In November 2002, the Company announced the closure of two of its higher-cost manufacturing plants in 2003. The Cincinnati, Ohio plant employs 118 people, and primarily produces water-borne adhesives sold to the industrial market. Production from this plant will be transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the first nine months of 2003. Some of the technical, sales support, customer service, and administrative functions will be transitioned to other Company locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure.

     The Kapellen, Belgium plant employs 24 people and produces water-borne and hot-melt adhesives for the European packaging and converting market. This production will be shifted to the Newark United Kingdom plant during the first half of 2003. Approximately 14 employees primarily in manufacturing functions will be terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

     These closures will include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. The Company

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

expects the closure of both plants to be completed by the end of the third quarter of 2003. The closure of these two plants is expected to produce annual cost savings of over $3.0 million when the shutdowns are complete. As a result of the announced closures the Company recorded a charge of approximately $4.1 million in the fourth quarter of 2002 included in selling, general and administrative expense, relative to the following costs: termination benefits of $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters and $2.5 million is included in accrued liabilities on the balance sheet.

     The following provides a roll forward of the plant closure liability for the three months ended March 31, 2003:

Liability for plant closures, balance at January 1, 2003....   $4,066
Less: Plant closure costs incurred three months ended March
  31, 2003..................................................     (279)
                                                               ------
Total liability for plant closures, balance at March 31,
  2003......................................................   $3,787
                                                               ======

3. INVENTORIES

     Inventories are summarized as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                        ---------   ------------
Raw materials.........................................   $10,724      $ 8,920
Work in process.......................................       543          440
Finished goods........................................    19,612       18,843
                                                         -------      -------
                                                         $30,879      $28,203
                                                         =======      =======

4. COMPREHENSIVE LOSS

     For the three months ended March 31, 2003 and 2002, respectively, the calculation of comprehensive loss is as follows:

                                                            2003      2002
                                                            -----   --------
Net income (loss) as reported.............................  $  95   $(17,365)
  Foreign currency translation adjustments................   (191)       (40)
                                                            -----   --------
  Comprehensive loss......................................  $ (96)  $(17,405)
                                                            =====   ========

5. SEGMENT REPORTING

     The Company has two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment include flexible packaging adhesives and coatings for a number of applications, high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing and textile applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.4 million and $2.6 million for the quarters ended March 31, 2003 and 2002, respectively.

     The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:

                                                              COMMERCIAL   CONSTRUCTION   TOTALS
                                                              ----------   ------------   -------
For the three months ended March 31, 2003:
  Net sales.................................................   $58,610       $31,211      $89,821
  Segment profit............................................     5,069         4,154        9,223
For the three months ended March 31, 2002:
  Net sales.................................................   $59,242       $27,506      $86,748
  Segment profit............................................     5,077         3,508        8,585

     A reconciliation of the reportable segments to consolidated operating income is as follows:

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Profit:
Total profit for reportable segments........................   $9,223     $8,585
Unallocated corporate expense...............................   (2,397)    (2,648)
                                                               ------     ------
  Income from operations....................................   $6,826     $5,937
                                                               ======     ======

6. GOODWILL

     On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 eliminated the amortization of goodwill beginning January 1, 2002 and instead required that goodwill be tested for impairment. In connection with our adoption of SFAS No. 142, the transitional intangible asset impairment test required an impairment of goodwill charge of $27.6 million ($17.1 million, net of income tax benefit). The loss was recorded as a cumulative effect of change in accounting principle. The impairment loss and write-down of goodwill was recorded relative to the Company's European reporting unit of its Commercial Segment. Our assessment of the goodwill impairment charge for this reporting unit was reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

7. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited financial statement data as of March 31, 2003 and 2002, respectively of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

     THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT MARCH 31, 2003 AND FOR THE THREE MONTHS THEN ENDED.

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    THE COMPANY   ELIMINATIONS    TOTAL
                                          ------------   -------------   -----------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $ 77,605        $12,216       $     --      $      --     $ 89,821
Cost of goods sold......................      56,444          9,041             --             --       65,485
                                            --------        -------       --------      ---------     --------
Gross profit............................      21,161          3,175             --             --       24,336
Selling, general and administrative
  expense...............................      12,742          2,788          1,980             --       17,510
                                            --------        -------       --------      ---------     --------
Operating income (loss).................       8,419            387         (1,980)            --        6,826
Interest expense........................      (5,755)           (49)          (479)            --       (6,283)
                                            --------        -------       --------      ---------     --------
Income (loss) before extraordinary items
  and Income taxes......................    $  2,664        $   338       $ (2,459)     $      --     $    543
                                            ========        =======       ========      =========     ========
BALANCE SHEET DATA:
Current assets..........................    $ 82,841        $21,122       $ 15,832      $ (15,558)    $104,237
Property plant and equipment, net.......      54,946         11,821            853             --       67,620
Goodwill, net...........................     121,353          3,035             --             --      124,388
Deferred financing costs, net...........       6,785             --          2,078             --        8,863
Deferred income taxes...................       6,091            863         (1,821)            --        5,133
Other assets............................      10,888             39        282,631       (293,471)          87
                                            --------        -------       --------      ---------     --------
Total assets............................    $282,904        $36,880       $299,573      $(309,029)    $310,328
                                            ========        =======       ========      =========     ========
Liabilities and Stockholders' Equity:
Current liabilities.....................    $ 54,779        $15,058       $  3,028      $ (15,558)    $ 57,307
Long-term liabilities...................     210,738         18,171        221,378       (223,023)     227,264
Total stockholders' equity..............      17,387          3,651         75,167        (70,448)      25,757
                                            --------        -------       --------      ---------     --------
Total liabilities and stockholders'
  equity................................    $282,904        $36,880       $299,573      $(309,029)    $310,328
                                            ========        =======       ========      =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    THE COMPANY   ELIMINATIONS    TOTAL
                                          ------------   -------------   -----------   ------------   --------
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net income (loss).......................    $  1,181        $   156       $ (1,242)     $      --     $     95
Depreciation and amortization...........       1,821            319             45             --        2,185
Deferred income taxes...................          --             --            739             --          739
Foreign exchange (gains) losses.........         (30)            62             --             --           32
Amortization of debt discounts..........          --             --            141             --          141
Amortization of deferred financing
  costs.................................         386             --            135             --          521
Changes in operating assets and
  liabilities...........................      (1,617)        (1,884)        (6,739)            --      (10,240)
                                            --------        -------       --------      ---------     --------
Net cash provided by (used in) operating
  activities............................       1,741         (1,347)        (6,921)            --       (6,527)
Investing activities:
Purchase of property, plant and
  equipment.............................      (1,774)           (45)          (121)            --       (1,940)
                                            --------        -------       --------      ---------     --------
Net cash used in investing activities...      (1,774)           (45)          (121)            --       (1,940)
Financing activities:
Intercompany financing..................      (5,068)           849          4,219             --           --
Payments on long term debt..............          --           (500)            --             --         (500)
Deferred financing costs................          --             --            (34)            --          (34)
Payments on capital lease obligations...         (43)            --             --             --          (43)
Net proceeds (payments) on revolving
  credit facilities.....................          --            510          2,857             --        3,367
                                            --------        -------       --------      ---------     --------
Net cash provided by (used in) financing
  activities............................      (5,111)           859          7,042             --        2,790
Effect of foreign currency changes on
  cash..................................         102            (86)            --             --           16
                                            --------        -------       --------      ---------     --------
Net decrease in cash and cash
  equivalents...........................      (5,042)          (619)            --             --       (5,661)
Cash and cash equivalents, beginning of
  period................................      11,378          2,746             --             --       14,124
                                            --------        -------       --------      ---------     --------
Cash and cash equivalents, end of
  period................................    $  6,336        $ 2,127       $     --      $      --     $  8,463
                                            ========        =======       ========      =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

     THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT MARCH 31, 2002 AND FOR THE THREE MONTHS THEN ENDED.

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    THE COMPANY   ELIMINATIONS    TOTAL
                                          ------------   -------------   -----------   ------------   --------
STATEMENT OF OPERATIONS DATA:
Net sales...............................    $ 75,950        $10,798       $     --      $      --     $ 86,748
Cost of goods sold......................      54,952          8,182             --             --       63,134
                                            --------        -------       --------      ---------     --------
Gross profit............................      20,998          2,616             --             --       23,614
Selling, general and administrative
  expense...............................      12,502          2,527          2,648             --       17,677
                                            --------        -------       --------      ---------     --------
Operating income (loss).................       8,496             89         (2,648)            --        5,937
Interest expense........................      (5,856)          (216)          (348)            --       (6,420)
                                            --------        -------       --------      ---------     --------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle..................    $  2,640        $  (127)      $ (2,996)     $      --     $   (483)
                                            ========        =======       ========      =========     ========
BALANCE SHEET DATA:
Current assets..........................    $ 88,239        $20,926       $ 19,413      $ (18,255)    $110,323
Property plant and equipment, net.......      56,736         11,212            371             --       68,319
Goodwill, net...........................     121,353          3,035             --             --      124,388
Deferred financing costs, net...........       8,122             --          1,161             --        9,283
Other assets............................      10,061          1,047        269,449       (269,449)      11,108
                                            --------        -------       --------      ---------     --------
Total assets............................    $284,511        $36,220       $290,394      $(287,704)    $323,421
                                            ========        =======       ========      =========     ========
Current liabilities.....................    $ 53,610        $12,703       $ 17,723      $ (19,334)    $ 64,702
Long term liabilities...................     212,740         19,058        211,394       (211,126)     232,066
Total stockholders' equity..............      18,161          4,459         61,277        (57,244)      26,653
                                            --------        -------       --------      ---------     --------
Total liabilities and stockholders'
  equity................................    $284,511        $36,220       $290,394      $(287,704)    $323,421
                                            ========        =======       ========      =========     ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2003
                             (Dollars in Thousands)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES    THE COMPANY   ELIMINATIONS    TOTAL
                                          ------------   -------------   -----------   ------------   --------
STATEMENT OF CASH FLOWS DATA:
Operating activities:
Net income (loss).......................    $(15,376)       $(1,599)      $   (390)     $      --     $(17,365)
Depreciation and amortization...........       2,145            284             33             --        2,462
Cumulative effect of change in
  accounting principle..................      15,669          1,395             --             --       17,064
Foreign exchange losses.................          --            183             --             --          183
Amortization of deferred financing
  costs.................................         365             --             22             --          387
Amortization of bond discount...........          32             --             --             --           32
Changes in operating assets and
  liabilities...........................     (11,516)           789          7,811         (3,487)      (6,403)
                                            --------        -------       --------      ---------     --------
Net cash provided by (used in) operating
  activities............................      (8,682)         1,053          7,476         (3,487)      (3,640)
Investing activities:
Sale of property, plant & equipment.....          --             80             --             --           80
Purchase of property, plant &
  equipment.............................        (640)           (57)            --             --         (697)
Net cash provided by (used in) investing
  activities............................        (640)            23             --             --         (617)
                                            --------        -------       --------      ---------     --------
Financing activities:
Payments on long term debt..............          --           (250)        (3,750)            --       (4,000)
Payments for deferred financing costs...          --             --           (726)            --         (726)
Payments on capital leases..............         (59)            --             --             --          (59)
Net proceeds (payments) from revolving
  credit facilities.....................          (1)           204         (3,000)            --       (2,797)
                                            --------        -------       --------      ---------     --------
Net cash used in financing activities...         (60)           (46)        (7,476)            --       (7,582)
Effect of foreign currency changes on
  cash..................................          --            (93)            --             --          (93)
                                            --------        -------       --------      ---------     --------
Net increase (decrease) in cash.........      (9,382)           937             --         (3,487)     (11,932)
Cash and cash equivalents, beginning of
  period................................      10,955          1,142             --          3,487       15,584
                                            --------        -------       --------      ---------     --------
Cash and cash equivalents, end of
  period................................    $  1,573        $ 2,079       $     --      $      --     $  3,652
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

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment include flexible packaging adhesives and coatings for a number of applications, high performance, specialty adhesives and coatings for automotive, aerospace, manufactured housing, and textile applications. Through the Construction segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.4 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Net Sales. Net sales were $89.8 million and $86.7 million for the three months ended March 31, 2003 and 2002, respectively. The first quarter 2003 net sales level represents an increase of $3.1 million or 3.4% over the prior year. The increase resulted from gains in the Construction segment, which were partially offset by a decrease in net sales in the Commercial segment. Construction segment sales were $31.2 million in the first three months of 2003, up $3.7 million, or 13.5% from the prior year reflecting sales increases in building material applications due to the continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $58.6 million in the first quarter of 2003, down $0.6 million, or 1.1% from the prior year due to declines in a number of end markets primarily paper converting and graphic arts, particularly high-end printing applications.

     Cost of Goods Sold. Cost of goods sold was $65.5 million for the three months ended March 31, 2003, an increase of $2.4 million, or 4.0% over first quarter 2002 cost of sales of $63.1 million. Gross profit as a percentage of net sales decreased slightly in 2003 to 27.1% from 27.2% in the first three months of 2002. We were able to keep margins relatively stable despite raw material cost increases year over year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.5 million for the three months ended March 31, 2003, a decrease of $0.2 million, or 1.0% from the first quarter 2002 expenses of $17.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 19.5% for the first quarter of 2003 from 20.4% in the first quarter of 2002. This decrease is reflective of a management focus on cost containment.

     Operating Income. Operating income was $6.8 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively. Operating income as a percentage of net sales was 7.6% and 6.8% for the three months ended March 31, 2003 and 2002, respectively, and is primarily a result of decreasing selling, general and administrative expenses while increasing net sales.

     Interest Expense. Net interest expense was $6.3 million and $6.4 million for the three months ended March 31, 2003 and 2002, respectively. The 1.5% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt quarter over quarter offset largely by increased non-cash interest expense due to additional amortization of deferred financing cost and debt discounts and a slight increase in the weighted average interest rate on our variable rate debt to 5.9% from 5.8% for the first three months of last year. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt in 2003.

     Income tax expense (benefit). Income tax expense was $0.4 million for the three months ended March 31, 2003. Income tax expense in the current quarter reflects the full impact of the reversal of some permanent differences resulting in an unusual effective tax rate. The effective income tax rate is expected to be consistent with that of the prior year on an annualized basis. Income tax benefit was $0.2 million for the same period in 2002.

     Net income (loss). Net income was $0.1 million for the three months ended March 31, 2003. Net loss was $0.3 million for the same period in 2002.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                 THREE MONTHS
                                                    ENDED
                                                  MARCH 31,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2003       2002       CHANGE      CHANGE
                                               ----       ----       ------    ----------
Net sales..................................    $58.6      $59.2      $(0.6)       (1.1)%
                                               =====      =====
Segment profit.............................    $ 5.1      $ 5.1      $  --          --%
                                               =====      =====
Segment profit margin......................      8.6%       8.6%        --          --%
                                               =====      =====

     Net sales were $58.6 million for the three months ended March 31, 2003, representing a $0.6 million decrease from first quarter 2002. This decrease was due primarily to declines in a number of end markets primarily paper converting and graphic arts, particularly high-end printing applications. Declines in these end markets offset increased sales of product assembly and transportation applications. Segment profit was $5.1 million for the quarter ended March 31, 2003 and 2002. The decrease in net sales was offset by a decrease in operating expenses attributable to management's focus on selling, general and administrative cost containment.

     In November 2002, we announced plans for the closure in 2003 of two of our higher-cost manufacturing plants. The Cincinnati, Ohio plant employs 118 people, and primarily produces water-borne adhesives sold to the industrial market. Production from this plant is being transferred to our plants in Greenville, South Carolina, and Carol Stream, Illinois and Plainfield, Illinois progressively during the first nine months of 2003. Also housed in Cincinnati are technical, sales support, customer service, and administrative functions, some of which will be transitioned to other of our locations. As part of the closure, approximately 88 employees in both manufacturing and support functions will be terminated in 2003.

     The Kapellen, Belgium plant employs 24 people and produces water-borne and hot-melt adhesives for the European packaging and converting market. This production is being shifted to the Newark, United Kingdom plant during the first half of 2003. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe. Approximately 14 employees, primarily in manufacturing functions, will be terminated as part of the closure in 2003.

     These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. We expect the closure of both plants to be completed by end of the third quarter of 2003. The closure of these two plants is expected to produce annual cost savings of approximately $3.0 million when the shutdowns are complete. As a result of the announced closures, we recorded a charge of approximately $4.1 million in the fourth quarter of 2002 relative to the following costs: termination benefits of $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters and approximately $2.5 million was recorded in accrued liabilities. In the three months ended March 31, 2003, we incurred $0.3 million in termination related payments.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                 THREE MONTHS
                                                    ENDED
                                                  MARCH 31,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2003       2002       CHANGE      CHANGE
                                               ----       ----       ------    ----------
Net sales..................................    $31.2      $27.5       $3.7       13.5%
                                               =====      =====
Segment profit.............................    $ 4.2      $ 3.5       $0.7       18.4%
                                               =====      =====
Segment profit margin......................     13.3%      12.8%        --        4.4%
                                               =====      =====

     Net sales for the Construction segment were $31.2 million for the quarter ended March 31, 2003 and $27.5 million for the quarter ended March 31, 2002. The $3.7 million and 13.5% increase in sales in 2003 was primarily due to the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit increased by $0.7 million, or 18.4%, primarily as a result of higher sales volume, management focus on reduction of selling, general and administrative costs and pricing increases that offset higher year over year raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6.5 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively. Net income (loss), adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes, foreign currency gains/losses, accounted for approximately $3.7 million and $2.8 million of cash flow for the three months ended March 31, 2003 and 2002, respectively. Cash provided from operations decreased as we increased inventory levels by $2.6 million and accounts receivable balances by $5.0 million in the current quarter. While accounts receivable and inventory balances at March 31, 2003 ($54.6 million and $30.9 million, respectively) are greater than at December 31, 2002, they are significantly below the levels at March 31, 2002 ($58.4 million and $38.7 million, respectively) on an increased level of net sales, reflecting management's focus on controlling working capital. Accounts payable and other liabilities decreased by $1.4 million for the three months ended March 31, 2003, primarily as a result of our semi-annual interest payment on our 11 7/8% senior subordinated notes on March 15, 2003.

     Net cash used in investing activities was $1.9 million and $0.6 million in the three months ended March 31, 2003 and 2002, respectively, and resulted from additions to property, plant and equipment.

     Net cash used in financing activities was $2.8 million for the three months ended March 31, 2003. We increased our aggregate borrowings under our credit agreement by approximately $3.0 million in the first quarter of 2003.

Credit Facilities

     Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.6 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with remaining outstanding balance of $11.1 million at March 31, 2003 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.5 million at March 31, 2003 and no additional capacity to borrow additional funds under that facility.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At March 31, 2003, we had $16.4 million outstanding and $31.5 million in available borrowings under the Credit Facility (net of approximately $2.1 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.9% and 5.8%, for the quarters ended March 31, 2003 and 2002, respectively.

     Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by us other than specified exceptions.

     On December 20, 2002 we amended our Credit Agreement and we refinanced $45.1 million of the $56.3 Term Loan A outstanding balance at that date with a new six year, $47.5 million Term Loan B facility. The Term Loan B includes a $2.4 million discount (representing a fee) which is being amortized through interest expense over the life of the facility. The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005.

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

     Our Singapore-based sales office has a facility providing for borrowings up to approximately $1.2 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At March 31, 2003, approximately $1.2 million was drawn on the facility.

     At March 31, 2003, we had $16.4 million drawn under our Credit Facility, and approximately $2.1 million of outstanding letters of credit. At March 31, 2003, we had approximately $31.5 million of borrowing availability under the Credit Facility.

     Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of specified total and senior debt coverage ratios, interest expense coverage ratios and other covenants at the end of each fiscal quarter. At March 31, 2003, we are in compliance with all financial and other covenants as prescribed by the Credit Agreement.

     Each of these covenants continues for the term of the Credit Agreement either at the latest level, or a more restrictive level. A deterioration in our current operating performance could result in our failure to satisfy our financial covenants. A failure by us to satisfy the covenants under the Credit Agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. The Credit Facility, Term Loan A and Term Loan B are secured by a security interest in substantially all of our subsidiaries' assets, including pledges of the common stock of our subsidiaries. In addition, the Credit Facility,

Term Loan A and Term Loan B are guaranteed by our subsidiaries. Some of our guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility.

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

     At March 31, 2003 the aggregate principal amount of 11 7/8% Senior Subordinated Notes was $149.3 million. The 11 7/8% Senior Subordinated Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In addition, at any time on or prior to March 15, 2003, we may redeem, in the aggregate, up to 35% of the original aggregate principal amount of 11 7/8% Senior Subordinated Notes (calculated after giving effect to the issuance of additional notes, if any) with the net cash proceeds of one or more public equity offerings by us, at a redemption price in cash equal to 111.875% of the principal amount, plus accrued and unpaid interest. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

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

                                                           PAYMENTS DUE BY PERIOD
                                             ---------------------------------------------------
                                                        LESS THAN     1-3       4-5       AFTER
                                              TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
                                              -----     ---------    -----     -----     -------
Long-term debt(1)........................    224,042      2,041      25,926    46,075    150,000
Operating leases.........................      9,525      1,327       1,707     1,442      5,050
Capital leases(2)........................      4,104        764       1,467     1,474        399
Total obligations........................    237,666      4,132      29,100    48,991    155,444

-------------------------

(1) Represent principal amounts, but not interest.

(2) Represents minimum future payments.

     Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through March 31, 2004. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     After declining through early 2002, the costs of certain of our raw materials have increased. We expect costs to stabilize by mid 2003. To offset these increases we raised our selling prices selectively. Historically, in aggregate, price increases have been sufficient to recover new raw material cost increases, but not to maintain margins.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of May 5, 2003. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 5, 2003 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of March 31, 2003 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At March 31, 2003 approximately 68% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at March 31, 2003, we estimate that an immediate 100 basis point rise in interest rates would result in $0.7 million increase in interest expense for the period April 1, 2003 to March 31, 2004. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those existing on March 31, 2003.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.58/L1.00 to $1.43/L1.00 at March 31, 2003 would result in a decrease in our earnings before taxes of $0.3 million for the period from April 1, 2003 to March 31, 2004.

COMMODITIES RISK

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

     We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2002, we purchased about $195 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials are several manufacturing steps removed (downstream) from these basic feedstocks. The price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

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

     We expect the cost of many raw materials to increase during 2003 and in the long term. In aggregate, we have been successful historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, but we may not be able to do so in the future or we may not be able to do so as to maintain margins.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          99.1           -- Cautionary Statements for Regarding Forward Looking
                            Statements incorporated by reference to Exhibit 99.1 to
                            the Company's Form 10-K dated March 14, 2003.

(b) Reports on Form 8-K

     On March 18, 2003, we filed a current report of Form 8-K disclosing that we had issued a press release on March 14, 2003 to provide an update on our operating results for the year ended December 31, 2002.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                /s/ NORMAN E. WELLS JR.
                                          --------------------------------------
                                          Norman E. Wells Jr., Chairman, Chief
                                          Executive Officer
                                          (Principal Executive Officer)

                                                  /s/ TERRY D. SMITH
                                          --------------------------------------
                                          Terry D. Smith, Vice President, Chief
                                          Financial Officer
Date: May 5, 2003                         (Principal Financial Officer)

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

Date: May 5, 2003

/s/ NORMAN E. WELLS, JR.
---------------------------------------------------------
Norman E. Wells, Jr.
Chairman, Chief Executive Officer

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

Date: May 5, 2003

/s/ TERRY D. SMITH
---------------------------------------------------------
Terry D. Smith
Vice President, Chief Financial Officer