Form 10-Q
period 2003-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2003-07-31
CIK 1048914

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

                  For the quarterly period ended June 30, 2003

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

       Registrant's Telephone Number, Including Area Code: (312) 223-7970
                   Registrant's Web Address: sovereignsc.com

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

     On July 31, 2003, the registrant had 1,441,189 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                              PAGE NUMBER
                                                              -----------
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
  December 31, 2002.........................................       1
Consolidated Statements of Operations for the three and six
  months ended June 30, 2003 and 2002 (Unaudited)...........       2
Consolidated Statements of Cash Flows for the three and six
  months ended June 30, 2003 and 2002 (Unaudited)...........       3
Notes to Consolidated Financial Statements..................       4
ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      12
ITEM 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................      21
ITEM 4. Controls and Procedures.............................      23
PART II.  OTHER INFORMATION
ITEM 1. Legal Proceedings...................................      24
ITEM 2. Changes in Securities and Use of Proceeds...........      24
ITEM 3. Defaults Upon Senior Securities.....................      24
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................      24
ITEM 5. Other Information...................................      24
ITEM 6. Exhibits and Reports on Form 8-K....................      24
Signatures..................................................      25

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2003            2002
                                                                -----------    ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  6,193        $ 14,124
  Accounts receivable, net..................................       56,839          49,554
  Inventories...............................................       31,755          28,203
  Deferred income taxes.....................................        4,607           5,257
  Other current assets......................................        4,124           3,879
                                                                 --------        --------
Total current assets........................................      103,518         101,017
Property, plant, and equipment, net.........................       68,773          67,950
Goodwill, net...............................................      124,388         124,388
Deferred financing costs, net...............................        8,363           9,350
Deferred income taxes.......................................        5,133           5,872
Other assets................................................          145              91
                                                                 --------        --------
Total assets................................................     $310,320        $308,668
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 36,493        $ 31,606
  Accrued expenses..........................................       20,274          23,874
  Other current liabilities.................................          162             143
  Current portion of long-term debt.........................        2,389           2,041
  Current portion of capital lease obligations..............          446             402
                                                                 --------        --------
Total current liabilities...................................       59,764          58,066
Long-term debt, less current portion........................      217,402         218,853
Capital lease obligations, less current portion.............        2,399           2,496
Other long-term liabilities.................................        3,464           3,400
Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,189 issued and outstanding..........................           15              15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding................            7               7
Additional paid-in capital..................................       64,073          64,073
Accumulated deficit.........................................      (34,804)        (36,272)
Accumulated other comprehensive loss........................       (2,000)         (1,970)
                                                                 --------        --------
Total stockholders' equity..................................       27,291          25,853
                                                                 --------        --------
Total liabilities and stockholders' equity..................     $310,320        $308,668
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2003       2002        2003        2002
                                                    -------    -------    --------    --------
                                                       (UNAUDITED)            (UNAUDITED)
Net sales.......................................    $92,560    $94,946    $182,381    $181,694
Cost of goods sold..............................     66,726     67,627     132,211     130,761
                                                    -------    -------    --------    --------
Gross profit....................................     25,834     27,319      50,170      50,933
Selling, general and administrative expenses....     16,770     17,670      34,280      35,347
                                                    -------    -------    --------    --------
Operating income................................      9,064      9,649      15,890      15,586
Interest expense, net...........................      6,522      6,592      12,805      13,012
                                                    -------    -------    --------    --------
Income before income taxes and cumulative effect
  of change in accounting principle.............      2,542      3,057       3,085       2,574
Income tax expense..............................      1,170      1,365       1,618       1,183
                                                    -------    -------    --------    --------
Income before cumulative effect of change in
  accounting principle..........................      1,372      1,692       1,467       1,391
Cumulative effect of change in accounting
  principle related to goodwill write-off, net
  of income tax benefit.........................         --         --          --     (17,063)
                                                    -------    -------    --------    --------
Net income (loss)...............................    $ 1,372    $ 1,692    $  1,467    $(15,672)
                                                    =======    =======    ========    ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                ------------------------------
                                                                JUNE 30, 2003    JUNE 30, 2002
                                                                -------------    -------------
                                                                 (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................      $  1,467         $(15,672)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................         4,395            4,874
  Amortization of deferred financing costs..................         1,021              949
  Amortization of debt discounts............................           291               42
  Cumulative effect of change in accounting principle, net
     of income tax benefit..................................            --           17,063
  Foreign exchange losses...................................          (847)            (768)
  Deferred income taxes.....................................         1,389            1,461
  Changes in operating assets and liabilities:
     Accounts receivable....................................        (6,832)          (3,921)
     Inventories............................................        (3,270)           1,747
     Prepaid expenses and other assets......................           (69)            (206)
     Accounts payable and other liabilities.................           454            3,385
                                                                  --------         --------
Net cash provided by (used in) operating activities.........        (2,001)           8,954
INVESTING ACTIVITIES
Purchase of property, plant and equipment...................        (4,585)          (2,476)
                                                                  --------         --------
Net cash used in investing activities.......................        (4,585)          (2,476)
FINANCING ACTIVITIES
Payments on long-term debt..................................        (1,040)            (450)
Payments for deferred financing costs.......................           (34)            (726)
Payments on capital lease obligations.......................           (57)            (124)
Payments for stock repurchase...............................            --               (5)
Proceeds from revolving credit facilities...................        15,000            4,120
Payments on revolving credit facilities.....................       (15,349)         (20,200)
                                                                  --------         --------
Net cash used in financing activities.......................        (1,480)         (17,385)
Effect of exchange rate changes on cash.....................           135             (263)
                                                                  --------         --------
Net decrease in cash and cash equivalents...................        (7,931)         (11,170)
Cash and cash equivalents at beginning of period............        14,124           15,584
                                                                  --------         --------
Cash and cash equivalents at end of period..................      $  6,193         $  4,414
                                                                  ========         ========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                             (Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements as of and for the periods ended June 30, 2003 and 2002, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year or any other interim period.

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

2. PLANT CLOSURE COSTS

     In November 2002, the Company announced the closure of two of its higher-cost manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Production from this plant is being transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the first nine months of 2003. Some of the technical, sales support, customer service, and administrative functions will be transitioned to other Company locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure.

     At the time of the November 2002 announcement, the Kapellen, Belgium plant employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market. This production has been materially shifted to the Newark, United Kingdom plant during the first half of 2003. Approximately 14 employees primarily in manufacturing functions will be terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

     These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. The Company expects the closure of both plants to be completed by the end of the third quarter of 2003. As a result of the announced closures the Company recorded a charge of approximately $4.1 million in the fourth quarter of 2002 included in selling, general and administrative expense, relative to the following costs: termination benefits of $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters and beyond the dates of the closures and $2.5 million is included in accrued liabilities on the balance sheet.

     The following provides an analysis of the changes in the plant closure liability for the six months ended June 30, 2003:

Liability for plant closures, balance at January 1, 2003....   $4,066
Add: Adjustment to severance liability for Kapellan.........      393
Less: Plant closure costs incurred six months ended June 30,
  2003......................................................     (819)
                                                               ------
Total liability for plant closures, balance at June 30,
  2003......................................................   $3,640
                                                               ======

3. INVENTORIES

     Inventories are summarized as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2003         2002
                                                         --------   ------------
Raw materials..........................................  $12,243      $ 8,920
Work in process........................................      479          440
Finished goods.........................................   19,033       18,843
                                                         -------      -------
                                                         $31,755      $28,203
                                                         =======      =======

4. COMPREHENSIVE LOSS

     For the three and six months ended June 30, 2003 and 2002, respectively, the calculation of comprehensive loss is as follows:

                                     JUNE 30, 2003               JUNE 30, 2002
                               -------------------------   -------------------------
                               THREE MONTHS   SIX MONTHS   THREE MONTHS   SIX MONTHS
                                  ENDED         ENDED         ENDED         ENDED
                               ------------   ----------   ------------   ----------
Net income (loss) as
  reported...................     $1,372        $1,467        $1,692       $(15,672)
Foreign currency translation
  adjustments................        161           (30)         (238)          (278)
                                  ------        ------        ------       --------
Comprehensive income
  (loss).....................     $1,533        $1,437        $1,454       $(15,950)
                                  ======        ======        ======       ========

5. SEGMENT REPORTING

     The Company has two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment include flexible packaging adhesives and coatings for a number of applications, high performance, specialty adhesives and coatings for automotive, aerospace, manufactured

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

housing and textile applications. Through the Construction segment, the Company manufactures and sells housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.2 million and $4.6 million for the three and six months ended June 30, 2003, respectively; and $2.8 million and $5.5 million for the three and six months ended June 30, 2002.

     The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:

                                                              COMMERCIAL   CONSTRUCTION    TOTALS
                                                              ----------   ------------   --------
For the three months ended June 30, 2003:
  Revenues from external customers..........................   $ 58,443      $34,117      $ 92,560
  Segment profit............................................      6,307        4,944        11,251
For the three months ended June 30, 2002:
  Revenues from external customers..........................   $ 63,801      $31,145      $ 94,946
  Segment profit............................................      7,231        5,253        12,484
For the six months ended June 30, 2003:
  Revenues from external customers..........................   $117,053      $65,328      $182,381
  Segment profit............................................     11,376        9,098        20,474
For the six months ended June 30, 2002:
  Revenues from external customers..........................   $123,043      $58,651      $181,643
  Segment profit............................................     12,308        8,761        21,069

     A reconciliation of the reportable segments to consolidated operating income is as follows:

                                                                FOR THE              FOR THE
                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            2003       2002      2003      2002
                                                          --------   --------   -------   -------
Profit:
Total profit for reportable segments....................  $11,251    $12,484    $20,474   $21,069
Unallocated corporate expense...........................   (2,187)    (2,835)    (4,584)   (5,483)
                                                          -------    -------    -------   -------
     Income from operations.............................  $ 9,064    $ 9,649    $15,890   $15,586
                                                          =======    =======    =======   =======

6. GOODWILL

     On January 1, 2002, the Company adopted SFAS No. 142. The adoption of SFAS No. 142 eliminated the amortization of goodwill beginning January 1, 2002 and instead required that goodwill be tested annually for impairment. In connection with our adoption of SFAS No. 142, the transitional intangible asset impairment test required an impairment of goodwill charge of $27.6 million ($17.1 million, net of income tax

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

benefit). The loss was recorded as a cumulative effect of change in accounting principle. The impairment loss and write-down of goodwill was recorded relative to the Company's European reporting unit of its Commercial Segment. Our assessment of the goodwill impairment charge for this reporting unit was reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

7. OTHER FINANCIAL INFORMATION

     The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited financial statement data as of June 30, 2003 and 2002, respectively of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

     THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT JUNE 30, 2003 AND FOR THE THREE AND SIX MONTHS THEN ENDED.

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                          ------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE SIX
  MONTHS ENDED JUNE 30, 2003:
Net sales...............................    $158,912        $23,469       $     --      $      --      $182,381
Cost of goods sold......................     114,728         17,483             --             --       132,211
                                            --------        -------       --------      ---------      --------
Gross profit............................      44,184          5,986             --             --        50,170
Selling, general and administrative
  expense...............................      24,896          4,800          4,584             --        34,280
                                            --------        -------       --------      ---------      --------
Operating income (loss).................      19,288          1,186         (4,584)            --        15,890
Interest expense........................     (11,029)          (104)        (1,672)            --       (12,805)
                                            --------        -------       --------      ---------      --------
Income (loss) before income taxes.......    $  8,259        $ 1,082       $ (6,256)     $      --      $  3,085
                                            ========        =======       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 2003:
Net sales...............................    $ 81,307        $11,253       $     --      $      --      $ 92,560
Cost of goods sold......................      58,284          8,442             --             --        66,726
                                            --------        -------       --------      ---------      --------
Gross profit............................      23,023          2,811             --             --        25,834
Selling, general and administrative
  expense...............................      12,571          2,012          2,187             --        16,770
                                            --------        -------       --------      ---------      --------
Operating income (loss).................      10,452            799         (2,187)            --         9,064
Interest expense........................      (5,274)           (55)        (1,193)            --        (6,522)
                                            --------        -------       --------      ---------      --------
Income (loss) before income taxes.......    $  5,178        $   744       $ (3,380)     $      --      $  2,542
                                            ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                          ------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
BALANCE SHEET DATA:
Current assets..........................    $ 84,750        $21,102       $ 10,629      $ (12,963)     $103,518
Property plant and equipment, net.......      55,323         12,565            885             --        68,773
Goodwill, net...........................     121,354          3,035             --             --       124,389
Deferred financing costs, net...........       6,421             --          1,942             --         8,363
Deferred tax assets.....................       6,091            863         (1,821)            --         5,133
Other assets............................      10,800             32        282,633       (293,321)          144
                                            --------        -------       --------      ---------      --------
Total assets............................    $284,739        $37,597       $294,268      $(306,284)     $310,320
                                            ========        =======       ========      =========      ========
Liabilities and stockholders' equity:
Current liabilities.....................    $ 55,292        $15,638       $  1,798      $ (12,963)     $ 59,764
Long-term liabilities...................     210,674         18,059        217,405       (222,873)      223,265
Total stockholders' equity..............      18,773          3,900         75,065        (70,448)       27,291
                                            --------        -------       --------      ---------      --------
Total liabilities and stockholders'
  equity................................    $284,739        $37,597       $294,268      $(306,284)     $310,320
                                            ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                          ------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE SIX
  MONTHS ENDED JUNE 30, 2003:
Operating activities:
Net income (loss).......................     $4,121         $   143        $(2,797)       $  --         $1,467
Depreciation and amortization...........      3,643             652            100           --          4,395
Foreign exchange (gains) losses.........         --            (847)            --           --           (847)
Deferred income taxes...................         --              --          1,389           --          1,389
Cumulative effect of change in
  accounting principle..................         --              --             --           --             --
Amortization of deferred financing
  costs.................................        751              --            270           --          1,021
Amortization of bond discount...........         --              --            291           --            291
Changes in operating assets and
  liabilities...........................     (2,168)         (1,783)        (5,766)          --         (9,717)
                                             ------         -------        -------        -----         ------
Net cash provided by (used in) operating
  activities............................      6,347          (1,835)        (6,513)          --         (2,001)
Investing activities:
Sale of property, plant and equipment...         --              --             --           --             --
Purchase of property, plant and
  equipment, net........................     (3,958)           (398)          (229)          --         (4,585)
                                             ------         -------        -------        -----         ------
Net cash used in investing activities...     (3,958)           (398)          (229)          --         (4,585)
Financing activities:
Intercompany financing..................     (9,586)          1,555          8,031           --             --
Payments on long-term debt..............       (300)           (503)          (237)          --         (1,040)
Payments for deferred financing costs...         --              --            (34)          --            (34)
Payments on capital lease obligations...       (102)             45             --           --            (57)
Net proceeds on revolving credit
  facilities............................         --             669         (1,018)          --           (349)
                                             ------         -------        -------        -----         ------
Net cash provided by (used in) financing
  activities............................     (9,988)          1,766          6,742           --         (1,480)
Effect of foreign currency changes on
  cash..................................        (29)            164             --           --            135
                                             ------         -------        -------        -----         ------
Net increase (decrease) in cash.........     (7,628)           (303)            --           --         (7,931)
Cash and cash equivalents, beginning of
  period................................     11,378           2,746             --           --         14,124
                                             ------         -------        -------        -----         ------
Cash and cash equivalents, end of
  period................................     $3,750         $ 2,443        $    --        $  --         $6,193
                                             ======         =======        =======        =====         ======

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

THE FOLLOWING SETS FORTH THE UNAUDITED FINANCIAL DATA AT JUNE 30, 2002 AND FOR THE THREE AND SIX MONTHS THEN ENDED.

                                          GUARANTOR     NON-GUARANTOR
                                         SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                         ------------   -------------   -----------   ------------   -----------
                                         (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF OPERATIONS DATA FOR THE
  SIX MONTHS ENDED JUNE 30, 2002:
Net sales.............................     $159,042        $22,652       $     --      $      --      $181,694
Cost of goods sold....................      114,443         16,318             --             --       130,761
                                           --------        -------       --------      ---------      --------
Gross profit..........................       44,599          6,334             --             --        50,933
Selling, general and administrative
  expense.............................       25,018          4,874          5,455             --        35,347
                                           --------        -------       --------      ---------      --------
Operating income (loss)...............       19,581          1,460         (5,455)            --        15,586
Interest expense......................      (11,772)          (418)          (822)            --       (13,012)
                                           --------        -------       --------      ---------      --------
Income (loss) before income taxes.....     $  7,809        $ 1,042       $ (6,277)     $      --      $  2,574
                                           ========        =======       ========      =========      ========
STATEMENT OF OPERATIONS DATA FOR THE
  THREE MONTHS ENDED JUNE 30, 2002:
Net sales.............................     $ 83,092        $11,854       $     --      $      --      $ 94,946
Cost of goods sold....................       59,233          8,394             --             --        67,627
                                           --------        -------       --------      ---------      --------
Gross profit..........................       23,859          3,460             --             --        27,319
Selling, general and administrative
  expense.............................       12,741          2,094          2,835             --        17,670
                                           --------        -------       --------      ---------      --------
Operating income (loss)...............       11,118          1,366         (2,835)            --         9,649
Interest expense......................       (6,031)           (87)          (474)            --        (6,592)
                                           --------        -------       --------      ---------      --------
Income (loss) before income taxes.....     $ (5,087)       $ 1,279       $ (3,389)     $      --      $  3,057
                                           ========        =======       ========      =========      ========
BALANCE SHEET DATA:
Current assets........................     $ 79,607        $22,639       $  9,246      $    (668)     $110,824
Property plant and equipment, net.....       55,979         11,834            396             --        68,200
Goodwill, net.........................      121,354          3,035             --             --       124,389
Deferred financing costs, net.........        7,676             --          1,046             --         8,722
Other assets..........................        5,656            909        266,312       (266,312)        6,565
                                           --------        -------       --------      ---------      --------
Total assets..........................     $270,272        $38,417       $277,000      $(266,980)     $318,709
                                           ========        =======       ========      =========      ========
Liabilities and stockholders' equity:
Current liabilities...................     $ 58,492        $14,065       $ 17,555      $ (19,334)     $ 70,778
Long-term liabilities.................      200,750         19,078        201,955       (201,955)      219,828
Total stockholders' equity............       11,030          5,274         57,490        (45,691)       28,103
                                           --------        -------       --------      ---------      --------
Total liabilities and stockholders'
  equity..............................     $270,272        $38,417       $277,000      $(266,980)     $318,709
                                           ========        =======       ========      =========      ========

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2002
                             (Dollars in Thousands)

                                           GUARANTOR     NON-GUARANTOR
                                          SUBSIDIARIES   SUBSIDIARIES      PARENT      ELIMINATIONS      TOTAL
                                          ------------   -------------   -----------   ------------   -----------
                                          (UNAUDITED)     (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
STATEMENT OF CASH FLOWS DATA FOR THE SIX
  MONTHS ENDED JUNE 30, 2002:
Operating activities:
Net loss................................    $(9,880)        $ (515)        $(5,277)      $    --       $(15,672)
Depreciation and amortization...........      4,102            582             190            --          4,874
Foreign exchange (gains) losses.........         50           (818)             --            --           (768)
Deferred income taxes...................      1,461             --              --            --          1,461
Cumulative effect of change in
  accounting principle..................     15,668          1,395              --            --         17,063
Amortization of deferred financing
  costs.................................        714             --             235            --            949
Amortization of bond discount...........         42             --              --            --             42
Changes in operating assets and
  liabilities...........................    (18,879)         1,593          21,778        (3,487)         1,005
                                            -------         ------         -------       -------       --------
Net cash provided by (used in) operating
  activities............................     (6,722)         2,237          16,926        (3,487)         8,954
Investing activities:
Purchase of property, plant and
  equipment.............................     (1,888)          (588)             --            --         (2,476)
                                            -------         ------         -------       -------       --------
Net cash used in investing activities...     (1,888)          (588)             --            --         (2,476)
Financing activities:
Payments on long-term debt..............       (200)          (250)             --            --           (450)
Payments for deferred financing costs...         --             --            (726)           --           (726)
Payments on capital lease obligations...       (124)            --              --            --           (124)
Payments for stock repurchase...........         --             --              (5)           --             (5)
Net payments on revolving credit
  facilities............................         --            422         (16,502)           --        (16,080)
                                            -------         ------         -------       -------       --------
Net cash provided by (used in) financing
  activities............................       (324)           172         (17,233)           --        (17,385)
Effect of foreign currency changes on
  cash..................................         --           (263)             --            --           (263)
                                            -------         ------         -------       -------       --------
Net increase (decrease) in cash and cash
  equivalents...........................     (8,934)         1,558            (307)       (3,487)       (11,170)
Cash and cash equivalents, beginning of
  period................................     10,955          1,142              --         3,487         15,584
                                            -------         ------         -------       -------       --------
Cash and cash equivalents, end of
  period................................    $ 2,021         $2,700         $  (307)      $    --       $  4,414
                                            =======         ======         =======       =======       ========

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

     Goodwill. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and was being amortized using the straight-line method over periods ranging from 15 to 25 years through December 31, 2001. Accumulated amortization of goodwill was $30.1 million at December 31, 2001. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and instead required that goodwill be tested for impairment at least annually.

     Reserve for Inventory Obsolescence. Our estimated reserves for obsolescence or unmarketable inventory is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates. We periodically review inventory and if applicable, record additional inventory write downs. If actual market conditions are less favorable than those projected by management and cause usage rates to vary from those estimated, additional inventory write-downs may be required, however these would not be expected to have a material adverse impact on our financial statements.

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

SEGMENT REPORTING

     We have two reportable segments: the Commercial segment and the Construction segment. Applications sold by the Commercial segment include flexible packaging adhesives and coatings for a number of applications, high performance specialty adhesives and coatings for automotive, aerospace, manufactured housing, and textile applications. Through the Construction segment, we manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications.

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.2 million and $4.6 million for the three and six months ended June 30, 2003, respectively; and $2.8 million and $5.5 million for the three and six months ended June 30, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Net Sales. Net sales were $92.6 million and $94.9 million for the three months ended June 30, 2003 and 2002, respectively. The second quarter 2003 net sales level represents a decrease of $2.3 million or 2.6% from the prior year. This decrease resulted from a decrease in net sales in the Commercial segment, which was partially offset by gains in the Construction segment. Construction segment sales were $34.1 million in the second quarter of 2003, up $3.0 million, or 9.5% from the prior year reflecting sales increases in building material applications due to the continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $58.4 million in the first quarter of 2003, down $5.4 million, or 8.4% from the prior year due to declines in a number of end markets primarily industrial specialties, paper converting and graphic arts, particularly high-end printing applications.

     Cost of Goods Sold. Cost of goods sold was $66.7 million for the three months ended June 30, 2003, a decrease of $0.9 million, or 1.4% over second quarter 2002 cost of sales of $67.6 million. Gross profit for the three months ended June 30, 2003 was $25.8 million, a decrease of $1.5 million from the second quarter of 2002 gross profit of $27.3 million. Gross profit as a percentage of net sales decreased in the second quarter of 2003 to 27.9% from 28.8% in the second quarter of 2002. This reduction in gross profit percentage is related to increased raw material costs year over year of greater than six percent. We continue to try to keep margins relatively stable despite raw material cost increases through raw material substitutions where possible and through selling price increases where necessary. We also have partially offset the negative impact of raw material cost increases through reductions in manufacturing costs year over year. The manufacturing cost reductions have been attained through the implementation of lean manufacturing initiatives at many of our facilities over the past twelve months.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.8 million for the three months ended June 30, 2003, a decrease of $0.9 million, or 5.4% from the second quarter 2002 expenses of $17.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% for the second quarter of 2003 from 18.6% in the second quarter of 2002. This decrease is reflective of a management focus on internal cost containment as well as an effort to reduce professional fees and corporate overhead costs. Included in the selling, general and administrative costs for the three months ended June 30, 2003 are $0.4 million of additional severance related costs related to the Kapellan plant closure which will be completed in the third quarter of 2003. Included in the selling, general and administrative costs for the three months ended June 30, 2002 are $0.5 million of professional fees incurred related to the investigation of financing alternatives.

     Operating Income. Operating income was $9.1 million and $9.6 million for the three months ended June 30, 2003 and 2002, respectively. Operating income as a percentage of net sales was 9.8% and 10.2% for the three months ended June 30, 2003 and 2002, respectively. The decline in operating income is due primarily to decreases in net sales and increased raw material costs partially offset by reductions in manufacturing and selling, general and administrative costs as described above.

     Interest Expense. Net interest expense was $6.5 million and $6.6 million for the three months ended June 30, 2003 and 2002, respectively. The 1.1% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt quarter over quarter offset largely by increased non-cash interest expense due to additional amortization of deferred financing cost and debt discounts and a slight increase in the weighted average interest rate on our variable rate debt to 6.0% from 5.8% in the first three months of last year. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt in 2003.

     Income tax expense (benefit). Income tax expense was $1.2 million for the three months ended June 30, 2003. Income tax expense was $1.4 million for the same period in 2002.

     Net income (loss). Net income for the quarters ended June 30, 2003 and 2002 was $1.4 million and $1.7 million, respectively. The decrease in net income from the prior year is due to items discussed above.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                QUARTER ENDED
                                                   JUNE 30,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2003       2002       CHANGE      CHANGE
                                               ----       ----       ------    ----------
Net sales..................................    $58.4      $63.8      $(5.4)       (8.4)%
                                               =====      =====
Segment profit.............................    $ 6.3      $ 7.2      $(0.9)      (12.8)%
                                               =====      =====
Segment profit margin......................     10.8%      11.2%                  (4.8)%
                                               =====      =====

     Net sales were $58.4 million for the three months ended June 30, 2003, representing a $5.4 million decrease from second quarter 2002. This decrease was due primarily to declines in a number of end markets primarily industrial specialties, paper converting and graphic arts, particularly high-end printing applications. Sales of product assembly and transportation related applications decreased in the quarter but remain flat for the six months ended year over year. Domestic net sales were $47.3 million and $52.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in domestic net sales for the segment was $4.9 million with international sales declining by $0.5 million. Segment profit was $6.3 million for the second quarter, 2003 representing a $0.9 million and 12.8% decrease from the second quarter 2002. This was reflective of decreased net sales and raw material cost increases, partially offset through selling price increases and raw material substitution. Manufacturing costs have decreased year over year but have increased slightly as a percentage of net sales. This is due to temporary cost inefficiencies in the quarter related to the transfer of production from two facilities that are closing by September 30, 2003 and described below. We expect that manufacturing costs will significantly decrease year over year as we complete the transfer of production from these facilities.

     In November 2002, we announced plans for the closure in 2003 of two of our higher-cost manufacturing plants. The Cincinnati, Ohio plant employed 118 people at the time of the announcement, and primarily produces water-borne adhesives sold to the industrial market. Production from this plant is being transferred to our plants in Greenville, South Carolina, Carol Stream, Illinois and Plainfield, Illinois progressively during the first nine months of 2003. Also housed in Cincinnati are technical, sales support, customer service, and administrative functions, some of which will be transitioned to other of our locations. As part of the closure, approximately 88 employees in both manufacturing and support functions will be terminated in 2003.

     The Kapellen, Belgium plant employed 24 people at the time of the announcement and produces water-borne and hot-melt adhesives for the European packaging and converting market. This production has materially been shifted to the Newark, United Kingdom plant during the first half of 2003. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe. Approximately 14 employees, primarily in manufacturing functions, will be terminated as part of the closure in 2003.

     These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. We expect the closure of both plants to be completed by end of the third quarter of 2003. The closure of these two plants is expected to produce annual cost savings of approximately $3.0 million when the shutdowns are complete. As a result of the announced closures, we recorded a charge of approximately $4.1 million in the fourth quarter of 2002 relative to the following costs: termination benefits of $1.6 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. These costs will be incurred over the next several quarters and beyond the dates of the closures and approximately $2.5 million was recorded in accrued liabilities. In the three months ended June 30, 2003, we recorded an additional charge of $0.4 million in termination related benefit adjustments related to the Kapellan closure.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                QUARTER ENDED
                                                   JUNE 30,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2003       2002       CHANGE      CHANGE
                                               -----      -----      ------    ----------
Net sales..................................    $34.1      $31.1      $ 3.0         9.5%
                                               =====      =====
Segment profit.............................    $ 4.9      $ 5.3      $(0.4)       (5.9)%
                                               =====      =====
Segment profit margin......................     14.5%      17.0%                 (14.1)%
                                               =====      =====

     Net sales for the Construction segment were $34.1 million for the quarter ended June 30, 2003, representing a $3.0 million or 9.5% increase as compared to the second quarter 2002. This increase in sales in 2003 was primarily due to the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit was $4.9 million and $5.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in segment profit was primarily due to decreased gross profit margin due to raw material costs increases for which we have not been able to recover at historical margins through increased selling prices where available. Manufacturing costs decreased as a percentage of net sales in the current quarter, but this was more than offset by increased raw material costs. Selling, general and administrative expenses remained constant year over year as a percent of sales but increased in dollars primarily as a result of increased marketing and selling expenses.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Net Sales. Net sales were $182.4 million and $181.7 million for the six months ended June 30, 2003 and 2002, respectively. The net sales level represents an increase of $0.7 million or .4% over the prior year's comparable period. The increase resulted from gains in the Construction segment, largely offset by decreases in net sales in the Commercial segment. Construction segment sales were $65.3 million in the first six months of 2003, up $6.7 million, or 11.4% from the prior year reflecting sales increases in building material applications as a result of continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $117.1 million in the first six months of 2003, down $6.0 million, or 4.9% from the prior year as a result of declines in a number of end markets primarily paper converting and graphic arts, particularly high-end printing applications.

     Cost of Goods Sold. Cost of goods sold was $132.2 million and $130.8 for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $1.4 million, or 1.1% over the comparable period. Gross profit as a percentage of net sales decreased to 27.5% from 28% for the six months ended June 30, 2003 and 2002, respectively. This reduction in gross profit percentage is related to increased raw material costs year over year of greater than six percent. We continue to try to keep margins relatively stable despite raw material cost increases through raw material substitutions and selling price increases where possible. We have partially offset the negative impact of raw material cost increases through reductions in manufacturing costs year over year. This is as a result of the implementation of lean manufacturing initiatives at many of our facilities over the past twelve months.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.3 million and $35.4 million for the six months ended June 30, 2003 and 2002, respectively. This represents a decrease of $1.1 million, or 3.1% from the comparable period. As a percentage of net sales, selling, general and administrative expenses decreased to 18.8% for the second quarter of 2003 from 19.5% in the second quarter of 2002. This decrease is reflective of a management focus on internal cost containment as well as an effort to reduce professional fees and corporate overhead costs. Included in the selling, general and administrative costs for the six months ended June 30, 2003 are $0.4 million of additional severance related costs related to the Kapellan plant closure which will be completed in the third quarter of 2003. Included in the selling, general and administrative costs for the six months ended June 30, 2002 are $0.5 million of professional fees incurred related to financing alternatives and $0.4 million of costs associated with the hiring of a senior executive.

     Operating Income. Operating income was $15.9 million and $15.6 million for the six months ended June 30, 2003 and 2002, respectively. This represents an increase of $0.3 million or 1.9% over the comparable period. Operating income as a percentage of net sales was 8.7% and 8.6% for the six months ended June 30, 2003 and 2002, respectively.

     Interest Expense. Net interest expense was $12.8 million and $13.0 million for the six months ended June 30, 2003 and 2002, respectively. The 1.6% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt quarter over quarter offset largely by increased non-cash interest expense due to additional amortization of deferred financing cost and debt discounts and an increase in the weighted average interest rate on our variable rate debt to 6.0% from 5.8% in the first six months of last year. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt in 2003.

     Income tax expense (benefit). Income tax expense was $1.6 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

     Net income before cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the six months ended June 30, 2003 and 2002 was $1.5 million and $1.4 million, respectively.

     Cumulative effect of change in accounting principle. In connection with Company's completion of the transitional goodwill impairment test required by SFAS No. 142 at January 1, 2002, we recorded a $27.6 million ($17.1 million, net of income tax benefit) goodwill impairment loss and write-down of goodwill associated with our European reporting unit. Our assessment of our goodwill impairment for this reporting unit was reflective of both lower operating performance in Europe and the use of lower market multiples. The carrying value of goodwill associated with our other reporting units was not impaired.

COMMERCIAL SEGMENT

     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                  FOR THE
                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                             ------------------      DOLLAR    PERCENTAGE
                                              2003        2002       CHANGE      CHANGE
                                             ------      ------      ------    ----------
Net sales................................    $117.1      $123.0      $(6.0)       (4.9)%
                                             ======      ======
Segment profit...........................    $ 11.4      $ 12.3      $(0.9)       (7.6)%
                                             ======      ======
Segment profit margin....................       9.7%       10.0%                  (2.8)%
                                             ======      ======

     Net sales were $117.1 million and $123.0 million for the six months ended June 30, 2003 and 2002, respectively. This represents a $5.9 million decrease from the comparable period. This decrease was primarily a result of declines in a number of end markets primarily paper converting and graphic arts, particularly high-end printing applications. Domestic net sales were $93.5 million and $100.2 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in domestic net sales for the segment of $6.7 million was offset somewhat by international sales increases of $0.7 million year over year. Segment profit was $11.4 million and $12.3 million for the six months ended June 30, 2003 and 2002, respectively. This was reflective of decreased net sales, raw material cost increases, partially offset through selling price increases and raw material substitution. Manufacturing costs have decreased year over year but have increased slightly as a percentage of net sales. This is due to temporary cost inefficiencies in the quarter related to the transfer of production from two facilities that are closing by September 30, 2003 and described below. We expect that manufacturing costs will significantly decrease year over year as we complete the transfer of production from these facilities. Declines in gross profit were partially offset by decreases in selling, general and administrative expenses.

CONSTRUCTION SEGMENT

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                   FOR THE
                                                QUARTER ENDED
                                                   JUNE 30,
                                               ----------------      DOLLAR    PERCENTAGE
                                               2003       2002       CHANGE      CHANGE
                                               -----      -----      ------    ----------
Net sales..................................    $65.3      $58.7       $6.7        11.4%
                                               =====      =====
Segment profit.............................    $ 9.1      $ 8.8       $0.3         3.8%
                                               =====      =====
Segment profit margin......................     13.9%      14.9%                  (6.8)%
                                               =====      =====

     Net sales for the Construction segment were $65.3 million and $58.7 million for the six months ended June 30, 2003 and 2002, respectively. The $6.7 million and 11.4% increase in sales in 2003 was primarily a result of the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit increased by $0.3 million or 3.8% as a result of higher sales volume offset largely by decreased gross profit margin due to raw material costs increases for which we have not been able to recover through increased selling prices. Manufacturing costs decreased as a percentage of net sales for the six months ended June 30, 2003, but this was more than offset by the raw material margin compression. Selling, general and administrative expenses remained constant year over year as a percent of sales but increased in dollars primarily as a result of increased marketing and selling expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 2003 was $2.0 million. Net income, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes, and foreign currency gains/losses, accounted for approximately $7.7 million and $7.9 million of positive cash flow for the six months ended June 30, 2003 and 2002, respectively. Cash flow provided from operations decreased as we increased inventory levels by $3.3 million and accounts receivable balances by $6.8 from December 31, 2002 levels. While accounts receivable and inventory balances at June 30, 2003 ($56.8 million and $31.8 million, respectively) are greater than at December 31, 2002, they are significantly below the levels at June 30, 2002 ($60.1 million and $36.3 million, respectively), reflecting management's focus on working capital management.

     Net cash used in investing activities was $4.6 million and $2.5 million in the six months ended June 30, 2003 and 2002, respectively, and resulted from additions to property, plant and equipment. The increase year over year is primarily one of timing of capital projects.

     Net cash used in financing activities was $1.5 million for the six months ended June 30, 2003. We have reduced our total debt level by $1.4 million in the first six months of 2003.

Credit Facilities

     Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.6 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with remaining outstanding balance of $11.1 million at June 30, 2003 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.5 million at June 30, 2003 and no additional capacity to borrow additional funds under that facility.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At June 30, 2003, we had $12.4 million outstanding and $35.5 million in available borrowings under the Credit Facility (net of approximately $2.1 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.9% and 5.8%, for the six months ended June 30, 2003 and 2002, respectively.

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

     Our Singapore-based sales office has a facility providing for borrowings up to approximately $1.4 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At June 30, 2003, approximately $1.4 million was drawn on the facility.

     At June 30, 2003, we had $12.4 million drawn under our Credit Facility, and approximately $2.1 million of outstanding letters of credit. At June 30, 2003, we had approximately $35.5 million of borrowing availability under the Credit Facility.

     Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At June 30, 2003, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

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

     At June 30, 2003 the aggregate principal amount of 11 7/8% Senior Subordinated Notes was $149.3 million. The 11 7/8% Senior Subordinated Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

     The 11 7/8% Senior Subordinated Notes are our general obligations, subordinated in right of payment to all existing and future senior debt and are guaranteed by certain of our subsidiaries. The indenture under which the 11 7/8% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit our ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and engage in transactions with affiliates.

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

                                                            PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------
                                                      LESS THAN                               AFTER
                                            TOTAL      1 YEAR      1-3 YEARS    4-5 YEARS    5 YEARS
                                           -------    ---------    ---------    ---------    -------
Long-term debt(1)......................    224,042      2,041       25,926       46,075      150,000
Operating leases.......................      9,525      1,327        1,707        1,442        5,050
Capital leases(2)......................      4,104        764        1,467        1,474          399
       Total obligations...............    237,666      4,132       29,100       48,991      155,444

-------------------------

(1) Represent principal amounts, but not interest.

(2) Represents minimum future payments.

     Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through June 30, 2004. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

INFLATION

     After declining through early 2002, the costs of certain of our raw materials have increased. We expect raw material costs to have largely stabilized in the short term by mid 2003. In an attempt to offset these increases we raised selling prices selectively and executed raw material substitutions where possible. Historically, in aggregate, price increases have been sufficient to recover new raw material cost increases, but not to maintain margins. There can be no assurance as to our ability to recover additional cost increases through price increases in the future.

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

     You should not place undue reliance on these forward-looking statements, which are applicable only as of July 31, 2003. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after July 31, 2003 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MARKET RISK MANAGEMENT

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of June 30, 2003 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

INTEREST RATE EXPOSURE

     Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At June 30, 2003 approximately 69% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at June 30, 2003, we estimate that an immediate 100 basis point rise in interest rates would result in $0.7 million increase in interest expense for the period July 1, 2003 to June 30, 2004. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on June 30, 2003.

CURRENCY RATE EXPOSURE

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.65/L1.00 to $1.48/L1.00 at June 30, 2003 would result in a decrease in our earnings before taxes of $1.7 million for the period from July 1, 2003 to June 30, 2004.

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

     We expect the cost of many raw materials to increase in the long term. In aggregate, we have had some success historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, although not always in levels adequate to maintain margins, but we may not be able to do so in the future.

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analyses should not be viewed as predictive of our future financial performance. Additionally, we cannot give any assurance that the actual impact in any particular year will not materially exceed the amounts indicated above.

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          99.1           -- Cautionary Statements for Regarding Forward Looking
                            Statements incorporated by reference to Exhibit 99.1 to
                            the Company's Form 10-K dated March 14, 2003.
          31.1           -- Certifications as required by Section 302(a) of the
                            Sarbanes-Oxley Act of 2002.
          31.2           -- Certifications as required by Section 302(a) of the
                            Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On May 5, 2003, we filed a current report of Form 8-K, Item 12. Disclosure of Results of Operations and Financial Condition, disclosing that we had issued a press release on May 5, 2003 to provide an update on our operating results for the quarter ended May 31, 2003.

                      SOVEREIGN SPECIALTY CHEMICALS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOVEREIGN SPECIALTY CHEMICALS, INC.

                                                /s/ NORMAN E. WELLS JR.
                                          --------------------------------------
                                          Norman E. Wells Jr., Chief Executive
                                          Officer
                                          (Principal Executive Officer)

                                                  /s/ TERRY D. SMITH
                                          --------------------------------------
                                          Terry D. Smith, Vice President, Chief
                                          Financial Officer
Date: July 31, 2003                       (Principal Financial Officer)