Form 10-Q
period 2003-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2003-10-30
CIK 1048914

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                        For the transition period from to
                                 _______________

                        Commission File Number 333-39373

                       SOVEREIGN SPECIALTY CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                 _______________

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

     On October 30, 2003, the registrant had 1,441,189 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

================================================================================



                       SOVEREIGN SPECIALTY CHEMICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                          Page Number
                                                                          -----------
  PART I.  Financial Information
  Item 1. Financial Statements:
  Consolidated Balance Sheets at September 30, 2003 (Unaudited)
   and December 31, 2002.............................................          3
  Consolidated Statements of Operations for the three and nine
   months ended September 30, 2003 and 2002 (Unaudited)..............          4
  Consolidated Statements of Cash Flows for the three and nine
   months ended September 30, 2003 and 2002 (Unaudited)..............          5
  Notes to Consolidated Financial Statements.........................          6
  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations.....................         11
  Item 3. Quantitative and Qualitative Disclosures about
  Market Risk........................................................         20
  Item 4. Controls and Procedures....................................         21
  PART II.  Other Information                                                 22
  Item 1. Legal Proceedings..........................................         22
  Item 2. Changes in Securities and Use of Proceeds..................         22
  Item 3. Defaults Upon Senior Securities............................         22
  Item 4. Submission of Matters to a Vote of Security
  Holders............................................................         22
  Item 5. Other Information..........................................         22
  Item 6. Exhibits and Reports on Form 8-K...........................         22
  Signatures.........................................................         23





              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)

                                                                     September 30,   December 31,
                                                                        2003            2002
                                                                     -------------   ------------
                                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents.......................................       $ 6,697      $  14,124
  Accounts receivable, net........................................        60,928         49,554
  Inventories.....................................................        31,179         28,203
  Deferred income taxes...........................................         5,257          5,257
  Other current assets............................................         4,920          3,879
                                                                       ---------      ---------
Total current assets..............................................       108,981        101,017
Property, plant, and equipment, net...............................        68,777         67,950
Goodwill, net.....................................................       124,388        124,388
Deferred financing costs, net.....................................         7,866          9,350
Deferred income taxes.............................................         3,699          5,872
Other assets......................................................           193             91
                                                                       ---------      ---------
Total assets......................................................     $ 313,904      $ 308,668
                                                                       =========      =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable................................................      $ 37,869      $  31,606
  Accrued expenses................................................        18,433         23,874
  Other current liabilities.......................................           143            143
  Current portion of long-term debt...............................         2,465          2,041
  Current portion of capital lease obligations....................           402            402
                                                                       ---------      ---------
Total current liabilities.........................................        59,312         58,066
Long-term debt, less current portion..............................       219,401        218,853
Capital lease obligations, less current portion...................         2,338          2,496
Other long-term liabilities.......................................         3,314          3,400

Stockholders' equity:
Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,441,189 issued and outstanding................................            15             15
Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding......................             7              7
Additional paid-in capital........................................        64,073         64,073
Accumulated deficit...............................................       (32,539)       (36,272)
Accumulated other comprehensive loss..............................        (2,017)        (1,970)
                                                                       ---------      ---------
Total stockholders' equity........................................        29,539         25,853
                                                                       ---------      ---------
Total liabilities and stockholders' equity........................     $ 313,904      $ 308,668
                                                                       =========      =========

                 See accompanying notes to consolidated financial statements.




              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)

                                                             Three months ended         Nine months ended
                                                                September 30,              September 30,
                                                              2003        2002          2003          2002
                                                             ------      ------        ------        ------
                                                                 (Unaudited)               (Unaudited)
Net sales.............................................      $  98,747  $  95,023      $ 281,128    $ 276,717
Cost of goods sold....................................         70,446     66,083        202,657      196,844
                                                            ---------  ---------      ---------    ---------
Gross profit..........................................         28,301     28,940         78,471       79,873
Selling, general and administrative expenses..........         18,235     18,343         52,515       53,690
                                                            ---------  ---------      ---------    ---------
Operating income......................................         10,066     10,597         25,956       26,183
Interest expense, net.................................          6,306      6,296         19,111       19,308
                                                            ---------  ---------      ---------    ---------
Income before income taxes and cumulative
  effect of change in accounting principle............          3,760      4,301          6,845        6,875
Income tax expense....................................          1,494      1,742          3,112        2,926
                                                            ---------  ---------      ---------    ---------
Income before cumulative effect of change
  in accounting principle.............................          2,266      2,559          3,733        3,949
Cumulative effect of change in accounting
  principle related to goodwill write-off, net
  of income tax benefit...............................             --         --             --      (17,063)
                                                            ---------  ---------      ---------    ---------
Net income (loss).....................................      $   2,266  $   2,559      $   3,733    $ (13,114)


                                      See accompanying notes to consolidated financial statements



              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                           Nine months ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          2003            2002
                                                                         ------          ------
                                                                       (Unaudited)     (Unaudited)
Operating Activities
Net income (loss)..............................................         $  3,733      $ (13,114)
Adjustments  to reconcile  net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization................................            6,642          7,096
  Amortization of deferred financing costs.....................            1,518          1,364
  Amortization of debt discounts...............................              442             42
  Cumulative effect of change in accounting principle, net
     of income tax benefit.....................................              ---         17,063
  Foreign exchange losses......................................           (1,036)          (798)
  Deferred income taxes........................................            2,214          2,211
  Changes in operating assets and liabilities:
     Accounts receivable.......................................          (10,878)        (1,632)
     Inventories...............................................           (2,692)         3,244
     Prepaid expenses and other assets.........................           (1,149)           651
     Accounts payable and other liabilities....................              116          1,024
                                                                        --------       --------
Net cash provided by (used in) operating activities............           (1,090)        17,152
Investing Activities
Purchase of property, plant and equipment......................           (6,789)        (4,388)
                                                                        --------       --------
Net cash used in investing activities..........................           (6,789)        (4,388)
Financing Activities
Payments on long-term debt.....................................           (1,158)          (450)
Payments for deferred financing costs..........................              (34)          (726)
Payments on capital lease obligations..........................             (160)          (199)
Payments for stock repurchase..................................              ---             (5)
Proceeds from revolving credit facilities......................           25,000          7,141
Payments on revolving credit facilities........................          (23,307)       (25,950)
                                                                        --------       --------
Net cash provided by (used in) financing activities............              341        (20,189)
Effect of exchange rate changes on cash........................              111           (249)
                                                                        --------       --------
Net decrease in cash and cash equivalents......................           (7,427)        (7,674)
Cash and cash equivalents at beginning of period...............           14,124         15,584
                                                                        --------       --------
Cash and cash equivalents at end of period.....................         $  6,697       $  7,910
                                                                        ========       ========

                    See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                             (Dollars in Thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements as of and for the periods ended September 30, 2003 and 2002, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

2. Plant Closure Costs

     In November 2002, the Company announced the closure of two of its higher-cost manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Substantially all production from this plant has been transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the first nine months of 2003. Some of the technical, sales support, customer service, and administrative functions have been transitioned to other Company locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At September 30, 2003, 70 employees have been terminated under the announced plan.

     At the time of the November 2002 announcement, the Kapellen, Belgium plant employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market. This production has been shifted to the Newark, United Kingdom plant during the first nine months of 2003. Approximately 14 employees primarily in manufacturing functions have been terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

     These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures the Company recorded a charge of approximately $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.2 million of the termination benefits and $0.9 million of the other exit costs will be incurred over the next several quarters and are recorded in accrued and other long term liabilities on the balance sheet. The loss on fixed assets of $1.3 million is recorded in other long term liabilities.

     The following provides an analysis of the changes in the plant closure liability for the nine months ended September 30, 2003:

                  Liability for plant closures, balance at January 1, 2003.....................    $   4,066

                  Add: Adjustment to severance liability for Kapellan                                    393
                  Less: Plant closure costs incurred nine months ended September 30, 2003......       (1,008)
                                                                                                   ---------
                  Total liability for plant closures, balance at September 30, 2003...........     $   3,451
                                                                                                   =========

3. Inventories

    Inventories are summarized as follows:

                                                                 September 30,  December 31,
                                                                    2003            2002
                                                                 -------------  ------------
                                            Raw materials.....   $  11,913      $   8,920
                                            Work in process...         601            440
                                            Finished goods....      18,665         18,843
                                                                 $  31,179      $  28,203

4. Comprehensive Loss

     For the three and nine months ended September 30, 2003 and 2002, respectively, the calculation of comprehensive loss is as follows:

                                                            September 30, 2003            September 30, 2002
                                                        ---------------------------   ------------  ------------
                                                        Three Months    Nine Months   Three Months  Nine Months
                                                            Ended          Ended          Ended        Ended
                                                        ------------    -----------   ------------  ------------
       Net income (loss) as reported...................    $ 2,266      $  3,733        $ 2,559    $ (13,114)
       Foreign currency translation adjustments........        (17)          (47)          (590)        (867)
       Comprehensive income (loss).....................    $ 2,249      $  3,686        $ 1,969    $ (13,981)

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

     The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.2 million and $6.8 million for the three and nine months ended September 30, 2003, respectively; and $2.8 million and $8.3 million for the three and nine months ended September 30, 2002.

     The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:




                                                                       Commercial   Construction     Totals
                                                                       ----------   ------------  -----------
                    For the three months ended September 30, 2003:
                      Revenues from external customers.............    $  60,009      $  38,738    $  98,747
                      Segment profit...............................        6,132          6,111       12,243
                    For the three months ended September 30, 2002:
                      Revenues from external customers.............    $  61,909      $  33,114    $  95,023
                      Segment profit...............................        7,965          5,465       13,430
                    For the nine months ended September 30, 2003:
                      Revenues from external customers.............    $ 177,062      $ 104,066    $ 281,128
                      Segment profit...............................       17,508         15,209       32,717
                    For the nine months ended September 30, 2002:
                      Revenues from external customers.............    $ 184,952      $  91,765    $ 276,717
                      Segment profit...............................       20,273         14,226       34,499

     A reconciliation of the reportable segments to consolidated operating income is as follows:

                                                                   For the                   For the
                                                              three months ended         nine months ended
                                                                 September 30,             September 30,
                                                              -----------------         -------------------
                                                               2003       2002           2003         2002
                                                              ------     ------         ------       ------
                    Profit:
                    Total profit for reportable segments...  $ 12,243   $ 13,430       $ 32,717     $ 34,499
                    Unallocated corporate expense..........    (2,177)    (2,833)        (6,761)      (8,316)
                                                             --------   --------       --------     --------
                         Income from operations............  $ 10,066   $ 10,597       $ 25,956     $ 26,183
                                                             ========   ========       ========     ========


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

7. Other Financial Information

     The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited financial statement data as of September 30, 2003 and 2002, respectively of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

The following sets forth the unaudited financial data at September 30, 2003 and for the three and nine months then ended.


                                                     Guarantor   Non-Guarantor
                                                   Subsidiaries  Subsidiaries     Parent    Eliminations     Total
                                                    (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                                   ------------  -------------  ----------- ------------ ------------
Statement of operations data for
  the nine months ended September 30, 2003:
Net sales.......................                    $ 246,266       $34,862     $      --     $      --   $ 281,128
Cost of goods sold..............                      176,601        26,056            --            --     202,657
                                                    ---------     ---------     ---------     ---------   ---------
Gross profit....................                       69,665         8,806            --            --      78,471
Selling, general and administrative
  expense.......................                       38,494         7,260         6,761            --      52,515
                                                    ---------     ---------     ---------     ---------   ---------
Operating income (loss).........                       31,171         1,546        (6,761)           --      25,956

Interest expense................                       15,967           591         2,553            --      19,111
                                                    ---------     ---------     ---------     ---------   ---------
Income (loss) before income taxes                   $  15,204       $   955     $  (9,314)    $      --   $   6,845
                                                    =========     =========     =========     =========   =========
Statement of operations data for
  the three months ended September 30, 2003:
Net sales.......................                    $  87,354       $11,393     $      --     $      --   $  98,747
Cost of goods sold..............                       61,873         8,573            --            --      70,446
                                                    ---------     ---------     ---------     ---------   ---------
Gross profit....................                       25,481         2,820            --            --      28,301
Selling, general and administrative
  expense.......................                       13,598         2,460         2,177            --      18,235
                                                    ---------     ---------     ---------     ---------   ---------
Operating income (loss).........                       11,883           360        (2,177)           --      10,066
Interest expense................                        4,938           487           881            --       6,306
                                                    ---------     ---------     ---------     ---------   ---------
Income (loss) before income taxes                   $   6,945       $  (127)    $  (3,058)    $      --   $   3,760
                                                    =========     =========     =========     =========   =========
Balance sheet data:
Current assets..................                    $  86,975       $22,037     $  20,633     $ (20,664)  $ 108,981
Property plant and equipment, net                      55,334        12,393         1,050            --      68,777

Goodwill, net...................                      121,353         3,035            --            --     124,388
Deferred financing costs, net...                        6,059            --         1,807            --       7,866

Deferred tax assets ............                        5,307           863        (2,471)           --       3,699

Other assets....................                       10,853            28       282,633      (293,321)        193
                                                    ---------     ---------     ---------     ---------   ---------
Total assets....................                    $ 285,881       $38,356     $ 303,652     $(313,985)  $ 313,904
                                                    =========     =========     =========     =========   =========
Liabilities and stockholders' equity:
Current liabilities.............                    $  60,690       $16,605     $   2,681     $ (20,664)  $  59,312
Long-term liabilities...........                      210,370        18,124       219,432      (222,873)    225,053
Total stockholders' equity......                       14,821         3,627        81,539       (70,448)     29,539
                                                    ---------     ---------     ---------     ---------   ---------
Total liabilities and stockholders'
  equity........................                    $ 285,881       $38,356     $ 303,652     $(313,985)  $ 313,904
                                                    =========     =========     =========     =========   =========


                                                     Guarantor   Non-Guarantor
                                                    Subsidiaries  Subsidiaries     Parent    Eliminations     Total
                                                     (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)
                                                    ------------ -------------  ------------ ------------  -----------
Statement of cash flows data for
  the nine months ended September 30, 2003:
Operating activities:
Net income (loss)................                    $  9,505      $   (132)     $ (5,640)     $     --    $  3,733
Depreciation and amortization....                       5,456           986           200            --       6,642
Foreign exchange (gains) losses..                         (62)         (974)           --            --      (1,036)
Deferred income taxes............                          --            --         2,214                     2,214
Amortization of deferred financing
  costs..........................                       1,112            --           406            --       1,518
Amortization of bond discount....                          --            --           442            --         442
Changes in operating assets and
  liabilities....................                      (4,302)       (2,169)       (8,132)           --     (14,603)
                                                    ---------     ---------     ---------     ---------   ---------
Net cash provided by (used in)
  operating activities...........                      11,709        (2,289)      (10,510)           --      (1,090)
Investing activities:
Sale of property, plant and
 equipment.......................                          --            --            --                        --
Purchase of property, plant and
  equipment, net ................                      (5,782)         (513)         (494)           --      (6,789)
                                                    ---------     ---------     ---------     ---------   ---------
Net cash used in investing
  activities.....................                      (5,782)         (513)         (494)           --      (6,789)
Financing activities:
Intercompany financing ..........                     (12,681)        2,289        10,392            --          --
Payments on long-term debt.......                        (300)         (503)         (355)           --      (1,158)
Payments for deferred financing
  costs..........................                          --            --           (34)           --         (34)
Payments on capital lease
  obligations....................                        (203)           43            --            --        (160)
Net proceeds on revolving credit
  facilities.....................                          --           692         1,001            --       1,693
                                                    ---------     ---------     ---------     ---------   ---------
Net cash provided by (used in) financing
  activities.....................                     (13,184)        2,521        11,004            --         341
Effect of foreign currency changes on
  cash...........................                         (15)          126            --            --         111
                                                    ---------     ---------     ---------     ---------   ---------
Net increase (decrease)
  in cash .......................                      (7,272)         (155)           --            --      (7,427)
Cash and cash equivalents, beginning
  of period......................                      11,378         2,746            --            --      14,124
                                                    ---------     ---------     ---------     ---------   ---------
Cash and cash equivalents, end of  period            $  4,106      $  2,591       $    --     $      --    $  6,697
                                                    =========     =========     =========     =========   =========


     The following sets forth the unaudited financial data at September 30, 2002 and for the three and nine months then ended.


                                                     Guarantor   Non-Guarantor
                                                   Subsidiaries  Subsidiaries     Parent    Eliminations     Total
                                                    (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                                   ------------  -------------  ----------- ------------- ----------
Statement of operations data for
  the nine months ended September 30, 2002:
Net sales.......................                    $ 242,437       $34,280     $      --    $       --   $ 276,717
Cost of goods sold..............                      172,270        24,574            --            --     196,844
                                                    ---------     ---------     ---------     ---------   ---------
Gross profit....................                       70,167         9,706            --            --      79,873
Selling, general and administrative
  Expense.......................                       37,806         7,627         8,257            --      53,690
                                                    ---------     ---------     ---------     ---------   ---------
Operating income (loss).........                       32,361         2,079        (8,257)           --      26,183
Interest expense................                       17,426           810         1,272            --      19,308
                                                    ---------     ---------     ---------     ---------   ---------
Income (loss) before income taxes                   $  14,935       $ 1,469     $  (9,529)   $       --   $   6,875
                                                    =========     =========     =========    ==========   =========
Statement of operations data for
  the three months ended September 30, 2002:
Net sales.......................                    $  83,395       $11,628     $      --    $       --   $  95,023
Cost of goods sold..............                       57,627         8,256            --            --      66,083
                                                    ---------     ---------     ---------     ---------   ---------
Gross profit....................                       25,568         3,372            --            --      28,940
Selling, general and administrative
  Expense.......................                       12,788         2,753         2,802            --      18,343
                                                    ---------     ---------     ---------     ---------   ---------
Operating income (loss).........                       12,780           619        (2,802)           --      10,597
Interest expense................                        5,854           192           450            --       6,296
                                                    ---------     ---------     ---------     ---------   ---------
Income (loss) before income taxes                   $   7,126       $   427     $  (3,252)   $       --   $   4,301
                                                    =========     =========     =========    ==========   =========
Balance sheet data:
Current assets..................                    $  81,287       $20,369     $   8,684    $     (965)  $ 109,375
Property plant and equipment, net                      65,617        11,434           631            --      67,682
Goodwill, net...................                      121,354         3,035            --            --     124,389
Deferred financing costs, net...                        7,470            --           836            --       8,306
Other assets....................                        4,875           904       268,692      (266,692)      5,779
                                                    ---------     ---------     ---------     ---------   ---------
Total assets....................                    $ 270,603       $35,742     $ 278,843    $ (269,657)  $ 315,531
                                                    =========     =========     =========    ==========   =========
Liabilities and stockholders' equity:
Current liabilities.............                    $  56,875       $12,034     $  17,520    $  (17,988)  $  68,441
Long-term liabilities...........                      198,301        18,719       200,674      (200,674)    217,020
Total stockholders' equity......                       15,427         4,989        60,649       (50,995)     30,070
                                                    ---------     ---------     ---------     ---------   ---------
Total liabilities and stockholders'
  Equity........................                    $ 270,603       $35,742     $ 278,843     $(269,657)  $ 315,531
                                                    =========     =========     =========    ==========   =========



                                                     Guarantor   Non-Guarantor
                                                    Subsidiaries Subsidiaries      Parent    Eliminations     Total
                                                     (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)  (Unaudited)
                                                   ------------  -------------  ----------- ------------- ----------
Statement of cash flows data for
  the nine months ended September 30,  2002:
Operating activities:
Net loss.........................                    $ (7,144)     $  (256)      $ (5,713)    $      --    $(13,113)
Depreciation and amortization....                       5,976          892            228            --       7,096
Foreign exchange (gains) losses..                          --         (798)            --            --        (798)
Deferred income taxes............                       2,211                                                 2,211
Cumulative effect of change in
  accounting principle...........                      15,668         1,395                                  17,063
Amortization of deferred financing
  Costs..........................                         965            --           399            --       1,364
Amortization of bond discount....                          42            --            --            --          42
Changes in operating assets and
  liabilities....................                     (19,152)        1,368        24,558        (3,487)      3,287
                                                    ---------     ---------     ---------     ---------   ---------
Net cash provided by (used in)
  operating activities...........                      (1,434)        2,601        19,472        (3,487)     17,152

Investing activities:
Purchase of property, plant and
  equipment......................                      (3,626)         (762)           --            --      (4,388)
                                                    ---------     ---------     ---------     ---------   ---------
Net cash used in investing
  activities.....................                      (3,626)         (762)                                  4,388)

Financing activities:
Payments on long-term debt.......                        (200)         (250)           --            --        (450)
Payments for deferred financing
  Costs..........................                          --            --          (726)           --        (726)
Payments on capital lease
  obligations....................                        (199)           --            --            --        (199)
Net payments on revolving credit                           --           (68)      (18,746)           --     (18,814)
  facilities.....................
                                                    ---------     ---------     ---------     ---------   ---------
Net cash provided by (used in) financing                 (399)         (318)      (19,472)           --     (20,189)
  activities.....................
Effect of foreign currency changes on
  Cash...........................                          --          (249)           --            --        (249)
                                                    ---------     ---------     ---------     ---------   ---------
Net increase (decrease) in cash and cash
  equivalents....................                      (5,459)        1,272            --        (3,487)     (7,674)
Cash and cash equivalents, beginning
  of period......................                      10,955         1,142            --         3,487      15,584
                                                    ---------     ---------     ---------     ---------   ---------
Cash and cash equivalents, end of
  period.........................                    $  5,496      $  2,414      $     --      $     --   $   7,910
                                                    =========     =========     =========     =========   =========

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

     We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.2 million and $6.8 million for the three and nine months ended September 30, 2003, respectively; and $2.8 million and $8.3 million for the three and nine months ended September 30, 2002.

Results of Operations

     Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Net Sales. Net sales were $98.7 million and $95.0 million for the three months ended September 30, 2003 and 2002, respectively. The third quarter 2003 net sales level represents an increase of $3.7 million or 3.8% from the prior year. This increase resulted from gains in the Construction segment that were partially offset by a decrease in net sales in the Commercial segment. Construction segment sales were $38.7 million in the third quarter of 2003, up $5.6 million, or 17% from the prior year reflecting sales increases in building material applications due to the continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $60.0 million in the third quarter of 2003, down $1.9 million, or 3.1% from the prior year due to declines in a number of end markets including transportation, industrial specialties, and flexible packaging.

     Cost of Goods Sold. Cost of goods sold was $70.4 million for the three months ended September 30, 2003, an increase of $4.4 million, or 6.2% over third quarter 2002 cost of sales of $66.1 million. Gross profit for the three months ended September 30, 2003 was $28.3 million, a decrease of $0.6 million from the third quarter of 2002 gross profit of $28.9 million. Gross profit as a percentage of net sales decreased in the third quarter of 2003 to 28.7% from 30.5% in the third quarter of 2002. This reduction in gross profit percentage is related to increases in many raw material costs year over year. We continue to try to keep margins relatively stable despite raw material cost increases, through raw material substitutions where possible and through selling price increases where necessary. We also have partially offset the negative impact of raw material cost increases through reductions in manufacturing costs year over year. The manufacturing cost reductions have been attained through the implementation of lean manufacturing initiatives at many of our facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.2 million for the three months ended September 30, 2003, a decrease of $0.1 million, or 0.6% from the third quarter 2002 expenses of $18.3 million. As a percentage of net sales, selling, general and administrative expenses decreased to 18.5% for the third quarter of 2003 from 19.3% in the third quarter of 2002. This decrease is reflective of a management focus on internal cost containment as well as an effort to reduce professional fees and corporate overhead costs.

     Operating Income. Operating income was $10.1 million and $10.6 million for the three months ended September 30, 2003 and 2002, respectively. Operating income as a percentage of net sales was 10.2% and 11.2% for the three months ended September 30, 2003 and 2002, respectively. The decline in operating income is due primarily to increased raw material costs partially offset by reductions in manufacturing and selling, general and administrative costs as described above.

     Interest Expense. Net interest expense was $6.3 million for the three months ended September 30, 2003 and 2002, respectively. The impact of a decrease in our average outstanding level of variable rate debt quarter over quarter was offset by increased non-cash interest expense due to additional amortization of deferred financing cost and debt discounts and a slight increase in the weighted average interest rate on our variable rate debt. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt.

     Income tax expense (benefit). Income tax expense was $1.5 million for the three months ended September 30, 2003. Income tax expense was $1.7 million for the same period in 2002.

     Net income (loss). Net income for the quarters ended September 30, 2003 and 2002 was $2.3 million and $2.6 million, respectively. The decrease in net income from the prior year is due to items discussed above.

Commercial Segment


     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                         Quarter Ended
                                                                         September 30
                                                                    ----------------------
                                                                                                Dollar      Percentage
                                                                      2003         2002         Change        Change
                                                                    --------      --------     ---------    ----------
                   Net sales.....................................   $  60.0       $  61.9       $  (1.9)       (3.1)%
                                                                    =======       =======
                   Segment profit................................   $   6.1       $   8.0       $  (1.9)      (23.0)%
                                                                    =======       =======
                   Segment profit margin.........................      10.2%         12.9%                    (20.6)%
                                                                    =======       =======

     Net sales were $60.0 million for the three months ended September 30, 2003, representing a $1.9 million decrease from third quarter 2002. This decrease was due primarily to declines in a number of end markets primarily transportation, industrial specialties, graphic arts, particularly high-end printing applications. Domestic net sales were $48.6 million and $50.3 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in domestic net sales for the segment was $1.7 million with international sales declining by $0.2 million. Segment profit was $6.1 million for the third quarter, 2003 representing a $1.8 million and 23.0% decrease from the third quarter 2002. This was reflective of decreased net sales and raw material cost increases, partially offset through selling price increases and raw material substitution. Manufacturing costs have decreased year over year and as a percentage of net sales. This is due to cost inefficiencies in the quarter related to the transfer of production from two facilities described below and the implementation of lean manufacturing initiatives. We expect that manufacturing costs will significantly decrease year over year as a result of the transfer of production from these facilities.

     In November 2002, we announced the closure of two of our higher-cost manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Substantially all production from this plant has been transferred to the our plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois progressively over the first nine months of 2003. Some of the technical, sales support, customer service, and administrative functions have been transitioned to other of our locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At September 30, 2003, 70 employees have been terminated under the announced plan.

     At the time of the November 2002 announcement, the Kapellen, Belgium plant employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market. This production has been shifted to the Newark, United Kingdom plant during the first nine months of 2003. Approximately 14 employees primarily in manufacturing functions have been terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

     These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures, we recorded a charge of approximately $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.2 million of the termination benefits and $0.9 million of the other exit costs will be incurred over the next several quarters and are recorded in accrued and other long term liabilities on the balance sheet. The loss on fixed assets of $1.3 million is recorded in other long term liabilities.

Construction Segment

     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                         Quarter Ended
                                                                         September 30,
                                                                    ----------------------
                                                                                                Dollar      Percentage
                                                                       2003        2002         Change        Change
                                                                    --------      --------     ---------    ----------
                  Net sales.....................................    $  38.7        $ 33.1         $ 5.6        17.0%
                                                                    =======        ======
                  Segment profit................................    $   6.1        $  5.4         $ 0.7        11.8%
                                                                    =======        ======
                  Segment profit margin.........................       15.8%         16.3%                    (4.4)%
                                                                    =======        ======


     Net sales for the Construction segment were $38.7 million for the quarter ended September 30, 2003, representing a $5.6 million or 17% increase as compared to the third quarter 2002. This increase in sales in 2003 was primarily due to the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit was $6.1 million and $5.4 million for the three months ended September 30, 2003 and 2002, respectively. The increase in segment profit was primarily due to increased sales for the segment. Manufacturing costs decreased in the current quarter, but this was more than offset by increased raw material costs. Selling, general and administrative expenses increased primarily as a result of increased marketing and selling expenses.

     Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Net Sales. Net sales were $281.1 million and $276.7 million for the nine months ended September 30, 2003 and 2002, respectively. The net sales level represents an increase of $4.4 million or 1.6% over the prior year's comparable period. The increase resulted from gains in the Construction segment, largely offset by decreases in net sales in the Commercial segment. Construction segment sales were $104.1 million in the first nine months of 2003, up $12.3 million, or 13.4% from the prior year reflecting sales increases in building material applications as a result of continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $177.1 million in the first nine months of 2003, down $7.9 million, or 4.3% from the prior year as a result of declines in a number of end markets primarily industrial specialties, paper converting and graphic arts, particularly high-end printing applications.

     Cost of Goods Sold. Cost of goods sold was $202.7 million and $196.8 for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $5.8 million, or 2.9% over the comparable period. Gross profit as a percentage of net sales decreased to 27.9% from 28.9% for the nine months ended September 30, 2003 and 2002, respectively. This reduction in gross profit percentage is related to increased raw material costs year over year. We continue to try to keep margins relatively stable despite raw material cost increases through raw material substitutions and selling price increases where possible. We have partially offset the negative impact of raw material cost increases through reductions in manufacturing costs as a percent of net sales year over year. This is as a result of the implementation of lean manufacturing initiatives at many of our facilities.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $52.5 million and $53.7 million for the nine months ended September 30, 2003 and 2002, respectively. This represents a decrease of $1.2 million, or 2.2% from the comparable period. As a percentage of net sales, selling, general and administrative expenses decreased to 18.7% for the third quarter of 2003 from 19.4% in the third quarter of 2002. This decrease is reflective of a management focus on internal cost containment as well as an effort to reduce professional fees and corporate overhead costs. Included in the selling, general and administrative costs for the nine months ended September 30, 2003 are $0.4 million of additional severance related costs related to the Kapellan plant closure. Included in the selling, general and administrative costs for the nine months ended September 30, 2002 are $0.5 million of professional fees incurred related to financing alternatives and $0.4 million of costs associated with the hiring of a senior executive.

     Operating Income. Operating income was $26.0 million and $26.2 million for the nine months ended September 30, 2003 and 2002, respectively. This represents an increase of $0.2 million or 0.9% over the comparable period. Operating income as a percentage of net sales was 9.2% and 9.5% for the nine months ended September 30, 2003 and 2002, respectively.

     Interest Expense. Net interest expense was $19.1 million and $19.3 million for the nine months ended September 30, 2003 and 2002, respectively. The 1.0% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt year over year offset largely by increased non-cash interest expense due to additional amortization of deferred financing cost and debt discounts and an increase in the weighted average interest rate on our variable rate debt to 6.0% from 5.8% in the first nine months of last year. In December 2002, we refinanced $45.1 million of borrowings under our existing term loan under our credit agreement with $47.5 million of borrowings under a new term loan facility. The applicable margin or "spread" on the new term loan facility is 75 basis points higher than the applicable margin that was in effect for the existing term loan during most of 2002. As a result, in the absence of continued decreases in the interest rates on which our variable rate debt is based, we will expect to have an increase in the weighted average interest rate of our variable rate debt in 2003.

     Income tax expense (benefit). Income tax expense was $3.1 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively.


     Net income before cumulative effect of change in accounting principle. Net income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2003 and 2002 was $3.7 million and $3.9 million, respectively.

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

Commercial Segment


     The following table presents net sales and segment profit, expressed in millions of dollars, and segment profit margin, which is segment profit expressed as a percentage of net sales

                                                     For the
                                                 Nine Months Ended
                                                   September 30,
                                               -------------------
                                                                    Dollar      Percentage
                                                 2003      2002     Change      Change
                                               -------   --------   -------     ----------
Net sales.............................         $ 177.1   $ 184.9    $(7.8)      (4.3)%
                                               =======   =======
Segment profit........................         $  17.5   $  20.3    $(2.8)      (13.6)%
                                               =======   =======
Segment profit margin.................             9.9%    11.0%     (9.8)%
                                               =======   =======


     Net sales were $177.1 million and $184.9 million for the nine months ended September 30, 2003 and 2002, respectively. This represents a $7.8 million decrease from the comparable period. This decrease was primarily a result of declines in a number of end markets primarily paper converting and graphic arts, particularly high-end printing applications. Domestic net sales were $142.2 million and $150.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in domestic net sales for the segment of $8.5 million was offset somewhat by international sales increases of $0.6 million year over year. Segment profit was $17.5 million and $20.3 million for the nine months ended September 30, 2003 and 2002, respectively. This was reflective of decreased net sales, raw material cost increases, partially offset through selling price increases and raw material substitution. Manufacturing costs have decreased year over year and as a percentage of net sales. We expect that manufacturing costs will significantly decrease as a percentage of net sales going forward based on the transfer of production from the closed facilities and implementation of lean manufacturing initiatives. Declines in gross profit were partially offset by decreases in selling, general and administrative expenses.


Construction Segment

     The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                       Nine Months Ended
                                                                         September 30,
                                                                      -------------------
                                                                                             Dollar    Percentage
                                                                       2003        2002      Change      Change
                                                                      ------     -------    -------    ----------
                  Net sales.....................................     $ 104.1     $ 91.8      $ 12.3      13.4%
                                                                     =======     ======
                  Segment profit................................     $  15.2     $ 14.2      $  1.0       6.9 %
                                                                     =======     ======
                  Segment profit margin.........................        14.6%      15.5%                 (5.7)%
                                                                     =======     ======


Net sales for the Construction segment were $104.1 million and $91.8 million for the nine months ended September 30, 2003 and 2002, respectively. The $12.3 million and 13.4% increase in sales in 2003 was primarily a result of the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit increased by $1.0 million or 6.9% as a result of higher sales volume offset largely by decreased gross profit margin due to raw material costs increases for which we have not been able to recover through increased selling prices. Manufacturing costs decreased as a percentage of net sales for the nine months ended September 30, 2003, but this was more than offset by the raw material margin compression. Selling, general and administrative expenses remained constant year over year as a percent of sales but increased in dollars primarily as a result of increased marketing and selling expenses.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended September 30, 2003 was $1.1 million. Net income, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes, and foreign currency gains/losses, accounted for approximately $13.5 million and $13.9 million of positive cash flow for the nine months ended September 30, 2003 and 2002, respectively. Cash flow provided from operations decreased as we increased inventory levels by $2.7 million and accounts receivable balances by $10.9 from December 31, 2002 levels. While accounts receivable and inventory balances at September 30, 2003 ($60.9 million and $31.2 million, respectively) are greater than at December 31, 2002, they compare more favorably to the levels at September 30, 2002 ($57.5 million and $34.6 million, respectively). We have maintained consistent days receivables and have been able to reduce inventory levels from the same period in the prior year.

     Net cash used in investing activities was $6.7 million and $4.4 million in the nine months ended September 30, 2003 and 2002, respectively, and resulted from additions to property, plant and equipment.

     Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2003.

Credit Facilities

     Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.6 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with remaining outstanding balance of $11.1 million at September 30, 2003 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.5 million at September 30, 2003 and no additional capacity to borrow additional funds under that facility.

     The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At September 30, 2003, we had $14.4 million outstanding and $33.6 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.9% and 5.8%, for the nine months ended September 30, 2003 and 2002, respectively.

     Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions.

     On December 20, 2002 we amended our Credit Agreement and we refinanced $45.1 million of the $56.3 Term Loan A outstanding balance at that date with a new six year, $47.5 million Term Loan B facility. The Term Loan B includes a $2.4 million discount which is being amortized through interest expense over the life of the facility. The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005.

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

     Our Singapore-based sales office has a facility providing for borrowings up to approximately $1.4 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At September 30, 2003, approximately $1.4 million was drawn on the facility.

     At September 30, 2003, we had $14.4 million drawn under our Credit Facility, and approximately $2.0 million of outstanding letters of credit. At September 30, 2003, we had approximately $33.6 million of borrowing availability under the Credit Facility.

     Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At September 30, 2003, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

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

     At September 30, 2003 the aggregate principal amount of 11 7/8% Senior Subordinated Notes was $149.3 million. The 11 7/8% Senior Subordinated Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, we may redeem these notes, at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest. The redemption price is 105.938% in 2005 and decreases in equal annual increments to 100.000% in 2008 and thereafter. In the event of a change in control, we would be required to offer to repurchase the notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

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

     Interest payments on the amounts drawn under the Credit Agreement, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $6.6 million in 2002 and management currently anticipates capital expenditures will be approximately $8.0 million in 2003 and approximately $8.0 million in 2004. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, our management does not expect capital expenditure requirements to increase materially in the foreseeable future.

     The following summarizes certain of our contractual obligations at December 31, 2002, expressed in thousands of dollars, and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.

                                                                  Payments Due by Period
                                                          ---------------------------------------------
                                                                    Less than  1-3      4-5     After
                                                           Total     1 Year   Years    Years   5 years
                                                          -------   --------- ------   ------  --------
                                      Long-term debt(1)   224,042     2,041   25,926   46,075   150,000
                                      Operating leases      9,525     1,327   1,707     1,442     5,050
                                      Capital leases(2)     4,104       764   1,467     1,474       399
                                      Total obligations   237,666     4,132   29,100   48,991   155,444

__________

(1) Represent principal amounts, but not interest.
(2) Represents minimum future payments.

     Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through September 30, 2004. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.



Inflation

     After declining through early 2002, the costs of certain of our raw materials have increased. We expect that raw material costs have largely stabilized in the short term by mid 2003. In an attempt to offset these increases we raised selling prices selectively and executed raw material substitutions where possible. Historically, in aggregate, price increases have been sufficient to recover new raw material cost increases, but not to maintain margins. There can be no assurance as to our ability to recover additional cost increases through price increases in the future.

Forward-looking Statements

     Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report. Some of the factors that could cause or contribute to such differences include:

o changes in economic and market conditions that impact the demand for our products and services;

o risks inherent in international operations, including possible economic, political or monetary instability;

o uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses or from plant closures.

o the impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

o    changes in raw material costs and our ability to adjust selling prices.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of October 30, 2003. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after October 30, 2003 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The principal market risks, which are potential losses in fair values, cash flows or earnings due to adverse changes in market rates and prices, to which we are exposed, as a result of our holdings of financial instrument and commodity positions, are:

o    interest rates on debt;

o    foreign exchange rates; and

o    commodity prices, which affect the cost of raw materials.

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

Market Risk Management

     We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of September 30, 2003 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

Interest Rate Exposure

     Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At September 30, 2003 approximately 69% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the Eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at September 30, 2003, we estimate that an immediate 100 basis point rise in interest rates would result in $0.7 million increase in interest expense for the period October 1, 2003 to September 30, 2004. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on September 30, 2003.

Currency Rate Exposure

     Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.65/(pound)1.00 to $1.48/(pound)1.00 at September 30, 2003 would result in a decrease in our earnings before taxes of $0.8 million for the period from October 1, 2003 to September 30, 2004.

Commodities Risk

     We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

     We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2002, we purchased about $195 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials are several manufacturing steps removed (downstream) from these basic feedstocks. As a result, the price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

     We typically purchase strategic raw materials on a contract basis to moderate price changes during the contract period, however, prices can change significantly at the end of contract periods if supply shortages, feedstock cost pressures, or other unforeseen market conditions arise. Commodity raw materials are available from numerous independent suppliers, and specialty raw materials are usually available from several suppliers.

     We expect the cost of many raw materials to increase over the long term. In aggregate, we have had some success historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, although not always in levels adequate to maintain margins.; we may not have success in the future.

     These sensitivity analyses are estimates and are based on certain simplifying assumptions. These analyses should not be viewed as predictive of our future financial performance. Additionally, we cannot provide any assurance that the actual impact in any particular year will not materially exceed the amounts indicated above.

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

     There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     31.1   --  Certifications as required by Section 302(a) of the
                Sarbanes-Oxley Act of 2002


     31.2   --  Certifications as required by Section 302(a) of the
                Sarbanes-Oxley Act of 2002


     99.1   --  Cautionary Statements for Regarding Forward Looking Statements
                incorporated by reference to Exhibit 99.1 to the Company's Form 10-K dated March 14, 2003.


(b) Reports on Form 8-K

     On July 31, 2003, we filed a current report of Form 8-K, Item 12. Disclosure of Results of Operations and Financial Condition, disclosing that we had issued a press release on July 31, 2003 to provide an update on our operating results for the quarter ended June 30, 2003.

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOVEREIGN SPECIALTY CHEMICALS, INC.


                         /s/ NORMAN E. WELLS JR.
                         -------------------------------------------------------
                         Norman E. Wells Jr., Chairman, Chief Executive Officer (Principal Executive Officer)



                         /s/ TERRY D. SMITH
                         -------------------------------------------------------
                         Terry D. Smith, Vice President, Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2003