Form 10-K
period 2003-12-31
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2004-02-27
CIK 1048914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2003
        Or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

                       Sovereign Specialty Chemicals, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                               36-4176637
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification Number)

       225 West Washington Street, Suite 1450
       Chicago, IL                                         60606
       (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (312) 223-7970
               Registrant's website address : www.sovereignsc.com

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

    The common stock of the registrant is not publicly traded. Therefore, the aggregate market value of the common stock of the registrant is not readily available. On February 26, 2004, the registrant had 1,441,189 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding. Approximately 75% of the voting common stock and of the non-voting common stock of the registrant is held by an affiliate of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the part of the Form 10-K indicated:

                                     Part of Form 10-K into
                  Document            which incorporated
              ---------------------------------------------
                     None



                                TABLE OF CONTENTS

                                                                                              Page

            Item 1.      Business                                                               1
            Item 2.      Properties                                                             8
            Item 3.      Legal Proceedings                                                      9
            Item 4.      Submission of Matters to a Vote of Security Holders                    9
            Item 5.      Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                    9
            Item 6.      Selected Financial Data                                               10
            Item 7.      Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                             11
            Item 7A.     Quantitative and Qualitative Disclosures About Market
                         Risk                                                                  21
            Item 8.      Financial Statements and Supplemental Data                            22
            Item 9.      Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                              22
            Item         Controls and Procedures
            9A.
            Item 10.     Directors and Executive Officers of the Registrant                    23
            Item 11.     Executive Compensation                                                25
            Item 12.     Security Ownership of Certain Beneficial Owners and
                         Management                                                            31
            Item 13.     Certain Relationships and Related Transactions                        32
            Item 14.     Principal Accounting Fees and Services                                33
            Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form
                         8-K                                                                   34
                         Signatures                                                            35
                         Supplemental Information to be Furnished With Reports Filed
                         Pursuant to Section 15(d) of the Act by Registrants Which
                         Have Not Registered Securities Pursuant to Section 12 of the
                         Act                                                                   36



                           FORWARD-LOOKING STATEMENTS

     Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report.

     You should not place undue reliance on these forward-looking statements, which are applicable only as of February 27, 2004. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the factors discussed under "Item 7. Management's Discussion and Analysis of Financial Conditions and Results" and those identified in Exhibit
99.1 to this report. We undertake no obligation to revise or update our forward-looking statements to reflect events or circumstances that arise after February 27, 2004 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

                                     PART I

Item 1.  Business

     We are a leading developer and supplier of high performance specialty adhesives, sealants and coatings for use in three primary end markets: packaging and converting; industrial and construction. We operate in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. An growth oriented company, we are strategically positioned to swiftly respond to customers' emerging needs and to fully leverage the depth and breath of our operations, technologies, best practices and expertise. We frequently design our products in cooperation with our customers to meet unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

     We are headquartered in Chicago, Illinois, and supported by operations worldwide. Our executive office is located at 225 West Washington Street, Suite 1450, Chicago, Illinois, and our office number is 312-223-7970. We provide a link to all of our SEC filings and press releases via our website address of www. Sovereignsc.com. We are the largest privately owned adhesives manufacturer in the United States and among the largest adhesives manufacturer in the world, private or public. We were founded as a partnership in 1995, were incorporated in 1997, and in 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through the integration of ten strategic acquisitions. Currently, our business is comprised of a Commercial segment and a Construction segment. Our Commercial segment (approximately 63% of 2003 net sales) serves a range of industrial markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 37% of 2003 net sales) manufactures branded caulk, sealants and adhesives which serve the following markets: distributors for professional contractors, Original Equipment Manufacturers (OEM), Co-Op distributors and do-it-yourself retailers. We plan to continue our growth through a combination of strong customer focus and focus on key product areas, new product development, leveraging technology throughout the organization, continued market penetration, international expansion and efficiencies in spending.

Developments

     During 2003, we made significant strategic progress in key areas by completing and initiating aggressive actions in a number of areas. We completed the reorganization of our sales force and approach toward our key product markets served by the Commercial segment. We consolidated research and development and business unit management in our Commercial segment, to allow for better focus on capturing business development opportunities. We have increased productivity through continued manufacturing actions, including the completion of lean manufacturing implementation at most of our facilities, continued improved warehouse logistics and further product line rationalization where necessary. Cost containment, especially in the area of outside professional services, was and continues to be a significant management focus. We continue to make significant progress on business processes standardization to reduce internal and external complexity. We have also refocused the sales and research and development effort and strategy within our Commercial segment to better align resources toward growth markets.

     We have continued our focus on working capital improvement both in dollars and as a percent of net sales, debt reduction and improved liquidity to allow us to continue improving our core business through productivity and internal growth initiatives. During 2003, we reduced total debt by approximately $13.0 million from year end 2002 (net debt by approximately $7.0 million. We reduced year end working capital levels by approximately $9.0 million year over year and maintained a lower average operating working capital throughout 2003 while supporting increased sales volumes over the prior year.

     In 2003, we completed the closure of our Cincinnati, Ohio and Kapellen, Belgium facilities, two of our higher-cost manufacturing plants. The Cincinnati, Ohio facility primarily produced water-borne industrial adhesives. Production from this plant was transferred to Sovereign's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in 2003. Significant portions of technical, sales support, customer service, and administrative functions were transitioned to other locations during 2003. The Kapellen, Belgium plant produced water-borne and hot-melt adhesives for the European packaging and converting market. This production was shifted to the Newark, United Kingdom plant during the first half of 2003. The Kapellen facility continues to provide sales, technical and distribution support to continental Europe.

     We were impacted by the continued challenging industrial market conditions for much of 2003, primarily in terms of demand for products we provide in the Commercial segment and in raw material costs increases for much of the first half of the year which impacted both segments. Our Commercial segment financial performance fell short of management's expectations in large part due to the end-market demand being down in many of the applications sold through our Commercial segment through much of the year. After posting some modest gains in 2002 and early 2003, industrial production showed signs of some sustainable improvement in the second half of 2003 which began to have a positive impact on sales in the Commercial segment in late 2003. Construction segment sales performance continued to be strong, aided by stable housing market and gains in the retail do-it-yourself market.

    We believe that our ongoing initiatives, together with the actions we have taken in the last fifteen to eighteen months have positioned us to continue our goal of top-line growth driven by the leveraging of technologies and utilizing existing customer relationships to create customers for other products in the our portfolio.


Competition and the Industry

    We face a variety of competitors in each of the business segments in which we operate, but we believe that no single company competes with us across all of our existing product lines. The adhesives, sealants and coatings segment of the specialty chemicals industry is a large, global segment which has historically exhibited stable growth and remains highly competitive and fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Our competitors include Ciba Specialty Chemicals, Cytec Industries Inc., GE Sealants and Adhesives (a unit of General Electric Company), H.B. Fuller Company, Imperial Chemical Industries Plc., Omnova, Rohm & Haas Co. and RPM Incorporated. Competition is on a global, regional and local level and is based on product quality, technical service for specialized customer requirements, breadth of product line, brand name recognition and price. Some of our competitors are larger, have greater financial resources and are less leveraged than we are. As a result, these competitors may be better able to withstand a change in market conditions within the specialty chemical industry and throughout the economy as a whole. These competitors may also be able to maintain significantly greater operating and financial flexibility than we can.

    We believe we have the following competitive strengths:

    Leadership Positions in Attractive Markets. We enjoy leadership positions in growing markets as a result of our customer-driven product development, reputation for quality, high levels of customer service and brand name recognition. Our brand and trade names are particularly well recognized among our customers, and include OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(TM), Dualite(R), Hybond(R), Proxseal(TM), Primaseal(TM), Primalam(TM), Avadyne(TM), Bondrite(TM), NailPower(TM) and Proxmelt(TM). We believe our leadership positions, technological expertise and strong customer relationships provide us with meaningful advantages in the development of new products and the penetration of new markets.

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

    Strong Customer Relationships. Our business teams work hand-in-hand with our customers to develop innovative, high-performance solutions to satisfy current and future needs. By directly involving customers in the product development process, we strengthen our relationships with them and are better able to develop products that will add value to their businesses. We sell our products to some of the world's largest companies, including Airbus Industries, Baxter International Inc., Bemis, Boeing, General Motors Corporation, The Home Depot, Inc., International Paper Company, Johns Manville Corporation, Lowe's Companies, Inc., Milliken and RR Donnelly & Sons Company. Many of our transportation adhesives and coatings, and folding carton adhesives and coatings have been certified through rigorous, customer-specific technical and regulatory approval processes, which provides a disincentive to customers to switch to another supplier because of the significant costs involved. Our relationships with retailers and professional distributors of our housing repair, remodeling and construction products are strengthened by our broad product line, strong brands and reputation for quality.

    Broad Product Offerings and Diverse Customer Base. We manufacture over 5,000 products that are sold through multiple distribution channels to over 5,000 customers for a wide variety of applications. In 2003, no single customer accounted for over 4.5% of our sales, and our top 20 customers accounted for less than 25% of our sales. This diversity of customers, products and distribution channels provides us with a broad base from which to increase sales and expand customer relationships, and limits our exposure to any particular customer, end market or geographic region.

Business Strategy

     Continued Focus on Attractive Growth Markets. We will continue to develop product offerings for value-added, end-use applications with attractive growth prospects, including

    -- structural adhesives;

    -- furniture distribution;

    -- product assembly applications, including recreational vehicle panel lamination (RV), roofing and pressure sensitive adhesives (PSA's);

    -- food and medical packaging adhesives and coatings; and

    -- environmentally friendly products.

    Accelerate New Product Pipeline. We deploy our research and development resources to align with the most promising growth opportunities. We assign technical experts by chemistry and market to leverage our broad product portfolio. We continue the efforts to shorten the time it takes to bring new products to our customers.

    Continued Focus on Cash Flow Improvements. We continue to target working capital improvement where possible through improved accounts receivable collection, optimization of inventory management, consolidation of warehouses and rationalization of product lines.

    Continue to Work Toward Significant Operating Efficiencies. We believe we can continue to achieve operating efficiencies resulting in enhanced performance, cost savings and improved cash flow through:

    -- improving manufacturing and distribution operations, through maintenance of lean manufacturing initiatives and recently announced facility rationalizations;

    -- lowering working capital levels by optimizing SKU counts, better management of inventory and improving customer receivable collections; and

    --  improving freight logistics to lower our costs.

     Increase International Presence. We believe we have significant opportunities in international markets to increase sales to existing multinational customers, enter developing markets and establish new customer relationships. In addition, international sales are expected to benefit from the increased use of adhesives, sealants and coatings in developing markets. We have expanded our global sales, particularly in Europe and Latin America complemented by our manufacturing operations in the United Kingdom (U.K.), Mexico and Brazil. We closed the Belgium facility in 2003 in order to consolidate production and reduce costs. In addition, we have sales and technical offices in the U.K., Brazil, Mexico Italy, Canada, Sweden, France, Switzerland and Singapore. The principal office for our European operation is in the U.K.

    Pursue Strategic Acquisitions. We have successfully grown through effective integration of acquisitions and, although our near term strategy revolves around optimizing our existing resources, our long-term strategy will be to continue to pursue strategic acquisitions that will allow us to further increase sales in targeted markets. Potential acquisition candidates will be evaluated based upon our ability to expand existing product lines and customer relationships , enhance our product development capabilities, market products through new or expanded distribution channels, increase utilization of available manufacturing capacity , generate cost savings, augment our technology portfolio and/or open new market opportunities.

Segment Reporting

We have two reportable segments: the Commercial segment and the Construction segment.

Commercial Segment:

Our Commercial segment (approximately 63% of 2003 net sales) serves a range of industrial markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Below are brief descriptions of the markets served by the Commercial segment:

     -- Flexible Packaging -We formulate a variety of products for flexible packaging including: lidding adhesives for individually packaged food products, blister packaging adhesives for tamper resistant packaging of pharmaceuticals, batteries, toys and tool accessories, laminating adhesives used to bond multiple film layers used in complex flexible packages and adhesives used for the protective packaging of medical instruments.

     -- Furniture - Our products are primarily used in the high pressure laminate and other rigid substrate bonding, woodworking assembly and foam fabricating markets.

     -- Industrial Specialties, Flame Retardant Technologies - We offer custom formulated coatings and adhesives for textiles, insulation and manufactured housing to meet specific application and end use requirements with emphasis on flame retardant technologies.

     -- Polymers - We offer commercial and custom formulated polymers for formulating wood, vinyl, and concrete coatings as well as toll producing specialty polymers.

     -- Product Assembly - Our full range of technological and applications expertise are used in many industrial areas such as RV/panel lamination, roofing, footwear, window and door, pressure sensitive adhesives and fasteners.

     -- Transportation - In the automotive industry, our products are primarily used in primers and top coats, body sealants, structural adhesives and interior and exterior trim adhesives. In the aerospace industry our products are primarily used in commercial, military and general aviation coatings, composite bonding adhesives and structural epoxies.

     -- Paper Converting - We provide specialty adhesives and coatings for printers and converters of folding cartons, specialty bags, foil structures, corrugators, tubewinders, bottle labelers and point-of-purchase display converters.

     -- Graphic Arts - We provide formulated adhesives and coatings to four market niches: trade service converting, commercial printing, bookbinding and in-line finishing (including direct mail and tag & label).

     -- Microspheres - Produced by a patented process and marketed under the name DUALITE(R), our hollow, polymeric microspheres offer many unique properties. These microspheres, used as a "functional filler", have the ability to simultaneously reduce cost, weight, and VOC's from formulations and products and are primarily used in commercial applications.


Construction Segment:

Our Construction segment (approximately 37% of 2003 net sales) manufactures branded caulk, sealants and adhesives which serve the following markets: distributors for professional contractors, OEM, Co-Op distributors and do-it-yourself retailers. We manufacture and sell housing repair, remodeling and construction sealants and adhesives used in exterior and interior applications. We are a leader in aluminum and vinyl siding sealants as well as kitchen and bath sealants, offering ease of use, durability and color match capabilities. These products are marketed for do-it-yourself retail and professional applications. We offer polyurethane consumer adhesives and sealants and sub flooring and drywall adhesives. We offer a broad range of well-established branded products including PL(R) and Polyseamseal(R) for retail do-it-yourself applications and Pro-Series(R) and PL(R) for professional applications.

Sales and Marketing

    We operate an extensive sales and marketing network for our customers. This network consists of a direct sales force of over 80 professionals, as well as independent agents and distributors. This network works closely with customers to satisfy existing product needs and to identify new applications and product improvement opportunities. Our sales efforts are complemented by our product development and technical support staff, who work together with the sales force to develop new products based on customer needs. We augment our direct sales and marketing coverage through a network of distributors and independent agents who specialize in particular areas. This specialization allows our applications to gain access to a broader range of distribution channels and end users and further strengthens our brand names.

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

Technology

    We maintain a strong commitment to technology with a focus on the development of new products and processes. We work hand-in-hand with our business teams and customers to develop innovative, high-performance solutions to satisfy current and future needs. This methodology of involving the customer throughout the product development process enhances the creation of products that will add value to our customers' businesses.

    We focus our technical resources to ensure deployment is aligned with sales growth opportunities. Our technological resources are organized so as to support extending core technologies into more markets and applications.

    During the past several years, we have focused our research and development efforts on the development of high performance, environmentally safe products. This effort has led to a broad range of technologies and applications, including:

     -- high temperature resistant, reactive hot melt used in industrial construction applications;

     -- reactive epoxy liquid used as structural bonding adhesive in truck bed assembly;

     -- acrylated epoxy ultraviolet/electron-beam curable systems used as coatings for multi-wall bags that allow bags to be stacked without slipping while greatly enhancing their appearance;

     -- pre-formulated dispersions that function as medical packaging adhesives, fiber locking binders, and food packaging lidding adhesives and

     -- advanced toughened epoxy systems used to bond plastics, composites and metals in both automotive and aerospace construction.

     Our technical activities are further enhanced through alliances with key industry suppliers and large multi-national customers. These include BASF AG, Baxter International Inc., The Boeing Company, The Dow Chemical Company, E.I. du Pont de Nemours and Company, General Motors, and Johns Manville Corporation, among others.

    We hold approximately 10 patents and trademarks, primarily in the U.S. Our products include a wide variety of technology, some of which is protected, some of which is not. No one patent or trademark or group of patents or trademarks is material to our business. Our patents and qualified formulations, in combination with our customer integrated approach to product and application design, should enhance our ability to create a sustainable, competitive advantage in the next several years. We have several brands and trademarks that are well recognized by customers, including OSI(R), Pro-Series(R), PL(R), Polyseamseal(R), Miracure(R), Plastilock(R), Latiseal(TM), Dualite(R), Hybond(R), Proxseal(TM), Primaseal(TM), Primalam(TM), Avadyne(TM), Bondrite(TM), NailPower(TM) and Proxmelt(TM).

Employees

    As of December 31, 2003, we had 895 employees, of whom 111 were members of unions under contracts which expire between 2004 and 2006. Approximately 743 of our employees are employed in the U.S. and approximately 152 are employed internationally. We believe that our relations with our employees are good. As of December 31, 2002, we had 930 employees.


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

    In connection with soil and groundwater contamination resulting from historic operations under prior ownership of our Greenville, South Carolina facility, in November 1994, the former owner of the business entered into a consent agreement with the South Carolina Department of Health and Environmental Control that requires the successors to complete investigation and remediation of soil and groundwater contamination at the site. These activities are currently projected to cost approximately $2.0 million, $1.6 million of which had been spent by December 31, 2003. We are indemnified by the former owner with respect to this matter, as well as certain other known and unknown pre-closing environmental liabilities, subject to an overall limit well in excess of the currently estimated cost of cleanup. The former owner has agreed to conduct and finance the investigation and remediation of this matter.

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

    In connection with the 1996 acquisition of Pierce & Stevens Corp., our environmental due diligence detected conditions of subsurface contamination primarily associated with storage tank farms and at various other areas of the Pierce & Stevens Corp. facilities. Our current estimated total cost of investigation and remediation is approximately $5.0 million. This amount could be higher, depending upon the extent of required remediation. In connection with the acquisition, The Sherwin-Williams Company agreed to indemnify us with respect to this and other environmental and non-environmental pre-closing liabilities, subject to a $9.0 million overall limit and has already paid us for all our expenses related to these facilities, which has totaled greater than $4.0 million to date. We have entered into a voluntary agreement with the New York State Department of Environmental Conservation with regard to the Buffalo facility remediation. The majority of this project was completed in 2003, at a cost of approximately $0.6 million. Those costs, and future maintenance costs are expected to be fully funded by Sherwin Williams.

    As part of our Imperial Adhesives acquisition, we acquired facilities in Cincinnati, Ohio and Nashville, Tennessee. The Nashville facility was sold in December 2002. At our Cincinnati facility, some soil and groundwater contamination exists. The contamination resulted from the past (pre 1995) use of several underground solvent storage tanks. This was one of the issues identified as part of acquisition due diligence. The Ohio Bureau of Underground Storage Tanks witnessed the removal of the tanks. There is no regulatory requirement to remediate this site. We are conducting a voluntary soil and groundwater remediation project over a period of several years to install a groundwater collection and treatment system. This project is currently estimated to cost $1.0 million. The former owner of the site will contribute approximately two thirds of the cost of this project. If costs exceed $1.5 million, insurance totaling $10.0 million is available. As this remediation is voluntary, we have flexibility as to the type of remediation system as well as the duration of the operation and monitoring phase. A PCB soil contamination remediation project was completed in 2003. During 2003, we completed the closure of all the underground storage tanks in Cincinnati.

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

    As part of our acquisition of the Croda International Plc. adhesives business, we acquired the Kapellen, Belgium and Newark on Trent, United Kingdom facilities. Soil and groundwater at the Kapellen facility is contaminated with various solvents. The former owner of the site had initiated an investigation, which lead their consultant to believe that natural attenuation of this contamination might be one of the feasible options. However, in the event that active remediation is necessary, our consultant has estimated a cost of $0.7 million. The cost of this remediation is covered by a guarantee from Croda International Plc. to the Belgian authority. Indemnification is available for this matter from Croda International Plc., subject to certain thresholds, deductibles, caps and cost-sharing arrangements described in the Croda International Plc. acquisition agreement. In addition, under that agreement, Croda International Plc. has retained responsibility for compliance with the applicable Flemish statute on soil clean up and any other applicable laws concerning the transfer of the Kapellen facility.

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

Raw Materials

    We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. The majority of raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. In 2003, the company purchased approximately $201 million in raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials used by us are several manufacturing steps removed (downstream) from these basic feedstocks. The price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

    We typically purchase strategic raw materials on a contract basis to moderate price changes during the contract period, however, prices can change significantly at the end of contract periods if supply shortages, feedstock cost pressures, or other unforeseen market events occur. Our contracts are not long term nor do they require minimum purchase requirements. Commodity raw materials are available from numerous independent suppliers, and specialty raw materials are usually available from several suppliers.

    We expect the cost of many raw materials to increase over the long term. In aggregate, we have had some success historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, although not always in levels adequate to maintain margins. We may not achieve historical levels of success in the future.

Backlog

    Most orders for our products are received and shipped in the same month. Total backlog orders at December 31, 2003 were approximately $11.8 million. All 2003 backlog orders are expected to be filled within the current year. Backlog orders at December 31, 2002 were $10.0 million.

Geographic Financial Information

    For information regarding the allocation of our revenue and long lived assets among the U.S. and our international markets, see Note 16 to the Consolidated Financial Statements.

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

    Listed below are the principal manufacturing facilities that we operate.

                                              Owned/     Square
                  Location                   Leased(1)   Footage    Segment
  ----------------------------------------  -------------------------------
  Akron, Ohio.............................  Owned       214,300 Commercial
  Newark on Trent, United Kingdom.........  Owned       202,400 Commercial
  Mentor, Ohio............................  Owned       175,000 Construction
  Buffalo, New York.......................  Owned       165,000 Commercial
  Plainfield, Illinois....................  Leased(4)   154,600 Commercial
  Kapellen, Belgium.......................  Owned(5)    134,400 Commercial
  Cincinnati, Ohio........................  Owned(5)    115,000 Commercial
  Greenville, South Carolina..............  Leased(2)   104,500 Commercial
  Carol Stream, Illinois..................  Owned        81,800 Commercial
  LaGrange, Georgia.......................  Owned        80,500 Construction
  Seabrook, New Hampshire/Salisbury,
    Massachusetts.........................  Owned        79,100 Commercial
  Kimberton, Pennsylvania.................  Owned        55,900 Commercial
  Mexico City, Mexico.....................  Leased(3)    24,400 Commercial
  Vinhedo, Brazil.........................  Owned        13,800 Commercial


----------

(1) All of our owned facilities are subject to mortgages pursuant to our credit agreement. In addition, the Seabrook, New Hampshire/Salisbury, Massachusetts property is subject to mortgages relating to the financing of the acquisition of the property.

(2) Lease expires December 31, 2008.

(3) Lease expires December 31, 2004.

(4) Lease expires December 31, 2014.

(5) Manufacturing operations were ceased at this facility in 2003.

    Our executive offices are located in Chicago, Illinois. We also have sales and technical offices in Singapore, United Kingdom, Canada, Sweden, France, Italy, Switzerland and Brazil.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    As of February 26, 2004, we had 99 holders of record of voting common stock and 2 holders of record of non-voting common stock. There is no public trading market for our equity securities. We have not historically declared dividends and do not anticipate paying cash dividends on common stock in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include certain restrictions on the payment of cash dividends on our common stock.

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



                                             Sovereign Specialty Chemicals, Inc.
                              -----------------------------------------------------------------
                               Year Ended    Year Ended    Year Ended    Year Ended   Year Ended
                              December 31,  December 31,  December 31,  December 31, December 31,
                                  2003          2002         2001          2000         1999
                              ------------  ------------  ------------- ------------ ------------
 Statement of Operations
   Data:

 Net sales..................    $ 371,616     $ 361,110    $ 356,701     $ 265,833    $ 243,273
 Cost of goods sold.........      268,375       259,760      259,253       186,393      168,415
                                ---------     ---------    ---------     ---------    ---------
 Gross profit...............      103,241       101,350       97,448        79,440       74,858
 Selling, general and
   administrative expenses..       70,438        75,960       78,015        57,582       48,350
 Special charges............           --            --           --            --       14,153
                                ---------     ---------    ---------     ---------    ---------
 Operating income...........       32,803        25,390       19,433        21,858       12,355
 Interest expense, net......      (25,417)      (25,527)     (26,990)      (21,276)     (15,076)

 Income (loss) before income
   taxes, extraordinary item
   and cumulative effect of
   change in accounting
   principle................        7,386          (137)      (7,557)          582       (2,721)
 Income tax expense (benefit)      11,602           305       (1,500)        1,418        4,218
                                ---------     ---------    ---------     ---------    ---------
 Loss before
   extraordinary item.......       (4,216)         (442)      (6,057)         (836)      (6,939)
 Extraordinary items, net of
   income tax benefit(1)....           --            --           --         4,828        1,055
 Cumulative effect of change
 in
   accounting principle, net                    (17,064)          --            --           --
                                ---------     ---------    ---------     ---------    ---------
 of
   income tax benefit(2)....
 Net loss...................    $  (4,216)    $ (17,506)   $  (6,057)    $  (5,664)   $  (7,994)
                                ==========    =========    =========     =========    =========
 Balance Sheet Data
   (end of period):
 Cash.......................    $   8,454     $  14,124    $  15,584     $   8,008    $  17,005
 Working capital............       33,382        42,951       52,003        52,345       44,311

 Total assets...............      289,744       308,668      350,290       355,029      257,839
 Total indebtedness.........      210,777       223,792      252,109       246,633      158,582
 Stockholders' equity.......       22,564        25,853       44,058        51,262       56,616
 Other Financial Data:
 Capital expenditures.......    $   8,182     $   6,560    $   8,040     $   5,077    $   6,280



----------

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

General

    We are a leading developer and supplier of high performance specialty adhesives, sealants and coatings for use in three primary end markets: packaging and converting; industrial and construction. We operate in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. An aggressive, growth oriented company, we are strategically positioned to swiftly respond to customers' emerging needs and to fully leverage the depth and breath of our operations, technologies, best practices and expertise. We frequently design our products in cooperation with our customers to meet unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

     We are headquartered in Chicago, Illinois, and supported by operations worldwide. We were founded as a partnership in 1995, were incorporated in 1997, and in 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through the integration of ten strategic acquisitions. Currently, our business is comprised of a Commercial segment and a Construction segment. Our Commercial segment (approximately 63% of 2003 net sales) serves a range of industrial markets, including high-performance specialty adhesives and coatings for transportation and furniture, product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 37% of 2003 net sales) manufactures branded caulk, sealants and adhesives which serve the following markets: distribution for professional contractors, OEMs, Co-Op distributors and do-it-yourself retailers. We plan to continue our growth through a combination of strong customer focus and focus on key product areas, new product development, leveraging technology across business units, continued market penetration, international expansion and efficient spending programs.

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

    Revenue Recognition. Revenue from the sale of products is recognized at the point of passage of title, which is at the time of shipment. We require that persuasive evidence of a revenue arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured before revenue is realized and earned. Rebates, discounts, returns and other allowances are reflected as reductions from gross sales in determining net sales. In 2003, the total of rebates, discounts, returns and other allowances amounted to approximately 3.5% of gross sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer returns and allowances and discounts are accrued based on our history of sales returns and allowances.

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

    Reserve for Inventory Obsolescence. Our estimated reserves for obsolescence or unmarketable inventory is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates. We periodically review inventory and if applicable, record additional inventory write-downs. If actual market conditions are less favorable than those projected by management and cause usage rates to vary from those estimated, additional inventory write-downs may be required, however these would not be expected to have a material adverse impact on our financial statements.

    Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period. If a customer's financial condition were to deteriorate, additional allowances may be required. The December 31, 2003 balance in the allowance for doubtful accounts is approximately 0.3% of gross sales for the year ended December 31, 2003.

    Valuation allowance. Pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, we evaluate the need for a valuation on our net deferred tax asset, including an estimation of our future taxable income to determine an allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

Segment Reporting

    We have two reportable segments: the Commercial segment and the Construction segment. Our Commercial segment (approximately 63% of 2003 net sales) serves a range of industrial markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 37% of 2003 net sales) manufactures branded caulk, sealants and adhesives which serve the following markets: distribution for professional contractors, OEM, Co-Op and retail do-it-yourself.

    We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $9.1 million, $12.5 million, and $9.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Results of Operations

2003 Compared to 2002

     Net Sales. Net sales were $371.6 million in 2003, an increase of $10.5 million, or 2.8% over 2002 net sales of $361.1 million. The increase was due to gains in the Construction segment, which were partially offset by a decrease in net sales from the Commercial segment. Construction segment sales were $138.1 million in 2003, up $17.1 million, or 14.1% from the prior year reflecting a continued strong housing market's impact on sales of build material applications and increased sales to the retail do-it-yourself market. Commercial segment sales were $233.5 million in 2003, down $6.5 million, or 2.7% from the prior year. The lower sales were primarily a result of declines in several markets. Notably, sales levels began to show improvement in many of the Commercial markets late in 2003 as net sales for the fourth quarter of 2003 were 2.4% greater than the corresponding period of 2002.

    Cost of Goods Sold. Cost of goods sold was $268.4 million in 2003, an increase of $8.6 million, or 3.2% over 2002 cost of sales of $259.8 million. Gross profit as a percentage of net sales decreased in 2003 to 27.8% from 28.1% in 2002. This reduction in gross profit percentage is related to increases in many raw material costs year over year. We continue to try to keep margins relatively stable despite raw material cost increases, through raw material substitutions where possible and through selling price increases where necessary. Raw material costs declined through early 2002 and began a build that peaked in the first half of 2003, prices stabilized in the second half of 2003 but at higher than 2002 levels. We also have partially offset the negative impact of raw material cost increases through reductions in manufacturing costs year over year. The manufacturing cost reductions have been attained through the implementation of lean manufacturing initiatives at many of our facilities.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $70.4 million in 2003, a decrease of $5.6 million, or 7.8% from 2002 expenses of $76.0 million. As a percentage of net sales, selling, general and administrative expenses decreased to 19.0% for 2003 from 21.0% in 2002. For the year ended December 31, 2003, we incurred $1.3 million of additional plant closure and reorganization costs within our Commercial segment. In 2002, we recorded a $4.1 million provision relative to plant closures. In addition in 2002, we also incurred the costs of additions to our management team, including $0.4 million of costs not expected to occur in the future; $0.5 million of professional fees related to financing alternatives; $1.2 million incurred as a result of the reorganization of our senior management and of management of businesses in our Commercial segment and $0.9 million of outside consulting costs related to implementation of lean manufacturing practices at many of our manufacturing locations. If you exclude these costs from both years, selling, general and adminstrative expenses would have been is $69.1 million and $68.9 million for 2003 and 2002, respectively, or 18.6% and 19.1% of net sales. This decline in spending as a percentage of net sales, is reflective of management focus, particularly in the control of outside professional fees.

     Interest Expense. Net interest expense was $25.4 million in 2003 and $25.5 million in 2002. The weighted average interest rate on our variable rate debt (approximately 28% of total debt) declined somewhat to 5.7% from 5.8% in the prior year and the lower average debt levels had a positive impact which was partially offset by an increase of $0.8 million in non cash interest expense, amortization of deferred financing costs and debt discounts. While the reference rate on which the interest rates under our credit agreement are based decreased in 2003 relative to 2002, the spread on our variable rate borrowings under the credit agreement in excess of the reference rate was increased as part of the December 2002 amendment. This increase was in place for less than one month in 2002, but had a full year impact in 2003.

    Income tax expense (benefit). Income tax expense was $11.6 million in 2003. Income tax expense was $0.3 million in 2002. At 2003, we recorded a full valuation allowance on the net deferred tax asset balance of $7.9 million pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, which require that we maintain a valuation allowance to the extent necessary to reduce net deferred tax assets to an amount that will more likely than not be realized through future taxable income. While our pre-tax income has increased $7.5 million for financial reporting purposes, we are in a net operating loss position for federal income tax purposes for the year ended December 31, 2003 and for the previous two fiscal years. There are significant book and tax differences that contribute to the tax net operating losses, including the approximately $8.0 million of annual tax amortization of goodwill, the timing of tax deductions relative to plant closure costs, bonuses and others. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur in future tax years. Generally, reductions in the valuation allowance will reduce future provisions for income tax expense.

Commercial Segment


    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                       For the Years
                                          Ended
                                        December 31,
                                   ---------------------
                                                           Dollar  Percentage
                                       2003        2002    Change    Change
                                   ---------------------  -------- ----------
     Net sales...................  $   233.5   $   240.1  $  (6.5)   (2.7)%
                                   =========   =========
     Segment profit..............  $    22.4   $    19.8  $   2.6    13.4%
                                   =========   =========
     Segment profit margin.......        9.6%        8.2%
                                   =========   =========

     Net segment sales were $233.5 million in 2003, representing a $6.5 million decrease from 2002. The net sales decrease year over year was primarily a result of declines in a number of end markets. Graphic arts, primarily bookbinding, publishing and service convertor applications were approximately $3.0 million below prior year levels. Transportation was down $1.8 million from 2002, primarily due to lower sales in the automotive friction and interior markets. Industrial specialties and paper converting were down as a whole year over year, although there were applications within those market categories that achieved year over year gains. Notably, sales levels began to show improvement in many of the Commercial markets late in 2003 as net sales in the fourth quarter of 2003 were 2.4% greater than the corresponding period of 2002. Domestic net sales were $187.4 million and $194.7 million for the year ended December 31, 2003 and 2002, respectively. The decrease in domestic net sales for the segment of $7.3 million was offset somewhat by international sales increases of $0.7 million year over year.

     Gross profit and gross profit percentage was $60.9 million and 26.1%; and $63.3 million and 26.3% for the years ended December 31, 2003 and 2002, respectively. Segment gross profit remained essentially constant year over year as a percentage of net sales, which reflects a slight decline in raw material margins and some improvement in manufacturing cost levels. Due to raw material substitutions and price increases where possible, we were able to hold segment raw material margins relatively steady while in an environment of increasing costs through much of the first half of 2003. Manufacturing costs have decreased year over year and as a percentage of net sales. We expect that manufacturing costs will significantly decrease as a percentage of net sales over the next several quarters based on the transfer of production from the closed facilities (which was substantially complete in the second and third quarters of 2003) and full year impacts of lean manufacturing initiatives implemented at our facilities. Declines in gross profit were partially offset by decreases in selling, general and administrative expenses.

     Segment profit was $22.4 million and $19.8 million for the year ended December 31, 2003 and 2002, respectively. Both 2003 and 2002 have plant closure and other costs not expected to occur in the future included in the segment profit. These costs were approximately $1.3 million and $4.2 million for the years ended December 31, 2003 and 2002, respectively. Excluding these costs segment profit for the Commercial segment was essentially flat year over year despite a $6.5 million decrease in the top line.

     Substantially all production from our Cincinnati, Ohio plant, which primarily produced water-borne adhesives, was transferred to our plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production relative to an insignificant product line that had not been transferred at December 31, 2003 is expected to be in first quarter 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to our other locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At December 31, 2003, 70 employees have been terminated under the announced plan.

     Our the Kapellen, Belgium plant which employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market was closed and the production was shifted to our Newark, United Kingdom plant during the first nine months of 2003. Approximately 16 employees primarily in manufacturing functions have been terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures the Company recorded a charge of approximately $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $0.9 million of termination benefits, $0.3 million of fixed asset write offs, and $0.4 million of other exits costs were incurred in the year ended December 31, 2003. Approximately $0.5 million of termination benefits, $1.0 million write down of fixed assets in Cincinnati and $0.5 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. $0.6 million of termination benefits in Belgium are long term and this obligation and $0.3 million in other exit costs are recorded in other long term liabilities at December 31, 2003.


Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                       For the Years
                                           Ended
                                        December 31,
                                    -------------------
                                                            Dollar Percentage
                                        2003       2002     Change  Change
                                    --------------------    ------ ----------
     Net sales....................  $   138.1  $   121.0    $ 17.1   14.1%
                                    =========  =========
     Segment profit...............  $    19.5  $    18.1    $   1.4   7.5%
                                    =========  =========
     Segment profit margin........       14.1%      15.0%
                                    =========  =========

     Net sales for the Construction segment were $138.1 million for the year ended December 31, 2003 and $121.0 million for the year ended December 31, 2002. The increase in sales in 2003 was primarily due to continued growth of its building material application end markets and strength at major retail accounts. The Construction segment was significantly impacted by the raw material cost increases in the first half of 2003 and the lower margin percentages achieved in the retail markets. Raw material margins decreased by approximately 1.3% as a percentage of net sales in 2003. Manufacturing costs as a percentage of net sales decreased slightly in 2003, reflective of lean manufacturing initiatives. Gross profit and gross profit percentage was $42.4 million and 30.7%; and $38.3 mil lion and 31.6% for the years ended December 31, 2003 and 2002, respectively. Segment profit increased by $1.4 million, or 7.5%.
       Selling, general and administrative expenses were $22.9 million (16.7% of net sales) and $20.1 million (16.7% of net sales) for the years ended December 31, 2003 and 2002, respectively.

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

Commercial Segment


    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:



                                                                             For the Years
                                                                                 Ended
                                                                             December 31,
                                                                        ---------------------
                                                                                                Dollar  Percentage
                                                                           2002        2001     Change    Change
                                                                        ---------   ---------  -------- ----------

                   Net sales..........................................  $   240.1   $   245.4  $  (5.3)   (2.2)%
                                                                        =========   =========
                   Segment profit.....................................  $    19.8   $    16.9  $   3.9    23.1%
                                                                        =========   =========
                   Goodwill amortization..............................         --   $     5.5
                                                                        =========   =========
                   Segment profit excluding goodwill amortization.....  $    19.8   $    22.4  $  (2.6)  (11.6)%
                                                                        =========   =========
                   Segment profit margin excluding goodwill
                     Amortization.....................................        8.2%        9.1%
                                                                        =========   =========




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

Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:



                                                                              For the Years
                                                                                  Ended
                                                                              December 31,
                                                                         --------------------
                                                                                                 Dollar Percentage
                                                                             2002       2001     Change   Change
                                                                         ---------  --------     ------ ----------
                    Net sales..........................................  $   121.0  $   111.3    $  9.7    8.7%
                                                                         =========  =========
                    Segment profit.....................................  $    18.1  $    12.3    $  5.8   47.7%
                                                                         =========  =========
                    Goodwill amortization..............................         --  $     2.7
                                                                         =========  =========
                    Segment profit excluding goodwill amortization.....  $    18.1  $    14.9    $  3.2   21.2%
                                                                         =========  =========
                    Segment profit margin excluding goodwill
                      Amortization.....................................       15.0%      13.4%
                                                                         =========  =========



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


Liquidity and Capital Resources

     Net cash provided by operating activities was $15.7 million in 2003. Net loss, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes and foreign currency gains/losses, accounted for approximately $16.4 million of cash flow. Cash provided from operations increased as we decreased inventory levels by $2.3 million offset partially by increase in year over year accounts receivable balances. As a percentage of net sales, receivables continues to decrease as we continue to shorten the time frame in which we collect on our receivables.. Accounts payable balances remained relatively constant while accrued expenses and other liabilities decreased year over year primarily due to the reduction in plant closure related accruals. Consolidated operating working capital (receivables plus inventory less payables) continues to decline as a percentage of net sales due to continued management focus in this area. Operating working capital balance and as a percentage of net sales were $46.5 million and 12.5% and $46.2 million and 12.8% at December 31, 2003 and 2002, respectively. This is a point in time comparison but we manage this measure on a monthly basis by looking at a rolling twelve month average operating working capital percentage. We have experienced significant declines throughout the year as a result of the management focus in this area. Receivables and inventory levels were not expected to have the same magnitude decline in balance in 2003 that was achieved in 2002 from 2001's higher balances.

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

    Net cash used in investing activities was $8.2 million in 2003 and resulted from capital additions to property, plant and equipment. Current year capital expenditures were $1.6 million greater than in 2002, reflecting a more normal level of spending.

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

    Net cash used in financing activities was $13.6 million for the year ended December 31, 2003. We repaid $0.5 million of principal required under our Term B loan and decreased our borrowings under our revolving credit facility by $12.4 million during the year ended December 31, 2003.

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



Credit Facilities

    Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.1 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with an aggregate principal balance of $11.1 million at December 31, 2003 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.0 million at December 31, 2003 and no additional capacity to borrow additional funds under that facility.

    The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 2003, we had $1.0 million outstanding and $46.9 million in available borrowings under the Credit Facility (net of approximately $2.1 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.8% and 5.9%, for the years ended December 31, 2003 and 2002, respectively.

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

    Our Singapore-based sales office has a facility providing for borrowings up to approximately $1.4 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2003, approximately $1.1 million was drawn on the facility.

    At December 31, 2003, we had $1.0 million drawn under our Credit Facility, and approximately $2.1 million of outstanding letters of credit. At December 31, 2003, we had approximately $46.9 million of borrowing availability under the Credit Facility.

    Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At December 31, 2003, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

     Each of these covenants continues for the term of the Credit Agreement either at the latest level, or a more restrictive level. Deterioration in our current operating performance could result in our failure to satisfy our financial covenants. A failure by us to satisfy the covenants under the Credit Agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. The Credit Facility, Term Loan A and Term Loan B are secured by a security interest in substantially all of subsidiaries' assets, including pledges of the common stock of our our domestic and first-tier foreign subsidiaries. In addition, the Credit Facility, Term Loan A and Term Loan B are guaranteed by our subsidiaries. Some of our guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility.

Senior Subordinated Notes

    In March 2000, we completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At December 31, 2003, the unamortized discount is $0.7 million.

    The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, the Notes may be redeemed at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

                                Year           Redemption Price
                      ---------------------   ------------------
                      2005.................        105.938%
                      2006.................        103.958%
                      2007.................        101.979%
                      2008 and thereafter..        100.000%

    In the event of a change in control, we would be required to offer to repurchase the Notes at a price equal to 101.0% of the principal amount plus accrued and unpaid interest.

    The Notes are our general obligations, subordinated in right of payment to all existing and future senior debt and are guaranteed by our wholly-owned domestic subsidiaries -- (the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries' guarantees of the Notes are full, unconditional, and joint and several.

    The indenture under which the Notes were issued contains certain covenants that, among other things, limit us from incurring other indebtedness, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), and making certain asset sales.

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

    Interest payments on the amounts drawn under the Credit Agreement, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.2 million in 2003 and management currently anticipates capital expenditures will be approximately $8.0 million in 2004 and 2005, respectively. While we engage in ongoing evaluations of, and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, our management does not expect capital expenditure requirements to increase materially in the foreseeable future.

    The following summarizes certain of our contractual obligations at December 31, 2003 and the effect of such obligations are expected to have on our liquidity and cash flow in future periods. During the ordinary course of business, we enter into contracts to purchase raw materials and components for manufacture. In general, these commitments do not extend for more than a few months.


                                            Payments Due by Period
                               -------------------------------------------
                                       Less than  1-3      4-5      After
                                 Total  1 Year   Years    Years    5 years
                               ------- --------- ------   ------   -------
           Long-term debt(1)   208,230   2,122   13,075   45,600   150,000
           Operating leases(2)  10,144   1,222    1,800   1,530      4,317
           Capital leases(3)     3,376     738    1,507   1,131          0
           Total obligations   221,750   4,082   16,382   48,261   154,317

----------

(1) Represent principal amounts, but not interest. See Note 9 to the Consolidated Financial Statements

(2)  As described in Note 13 to the Consolidated Financial Statements.

(3) Represents minimum future payments. See Note 14 to the Consolidated Financial Statements for further discussion.

    Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through December 31, 2004. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

Inflation

    After declining through early 2002, the costs of certain of our raw materials have increased. We expect that raw material costs have largely stabilized in the short term at the levels reached in mid 2003. In an attempt to offset these increases we raised selling prices selectively and executed raw material substitutions where possible. Historically, in aggregate, price increases have been sufficient to recover new raw material cost increases, but not to maintain margins. There can be no assurance as to our ability to recover additional cost increases through price increases in the future.

Forward-looking Statements

    Some of the information presented in, or connection with, this report include "forward-looking statements" based on our current expectations and projections about future events and involve potential risks and uncertainties. Our future results could differ materially from those discussed in this report. Some of the factors that could cause or contribute to such differences include:

     -- changes in economic and market conditions that impact the demand for our products and services;

     -- risks inherent in international operations, including possible economic, political or monetary instability;

     -- uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses or from plant closures.

     -- the impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

     -- changes in raw material costs and our ability to adjust selling prices.

    You should not place undue reliance on these forward-looking statements, which are applicable only as of February 27, 2004. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 to this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after February 27, 2004 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk


    The principal market risks, which are potential losses in fair values, cash flows or earnings due to adverse changes in market rates and prices, to which we are exposed, as a result of our holdings of financial instrument and commodity positions, are:

     -- interest rates on debt;

     -- foreign exchange rates; and

     -- commodity prices, which affect the cost of raw materials.

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

Market Risk Management

    We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of December 31, 2003 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate, discussed below.

Interest Rate Exposure

    Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At December 31, 2003 approximately 73% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the Eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at December 31, 2003, we estimate that an immediate 100 basis point rise in interest rates would result in $0.6 million increase in interest expense for the period January 1, 2004 to December 31, 2004. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on December 31, 2003.

Currency Rate Exposure

    Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.76/(pound)1.00 to $1.58/(pound)1.00 at December 31, 2003 would result in a decrease in our earnings before taxes of $0.8 million for the period from January 1, 2004 to December 31, 2004.

Commodities Risk

    We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

    We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2003, we purchased about $201 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials are several manufacturing steps removed (downstream) from these basic feedstocks. As a result, the price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

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

    We expect the cost of many raw materials to increase over the long term. In aggregate, we have had some success historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, although not always in levels adequate to maintain margins. We may not achieve historical levels of success in the future.

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

Item 9A. Controls and Procedures

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

                   Name            Age                   Position*
         ------------------------ --------------------------------
         Norman E. Wells, Jr.....  55  Chairman of the Board, and Chief
                                       Executive Officer, Director
         John R. Knox............  38  President and Chief Operating Officer
         Terry D. Smith..........  49  Vice President, Chief Financial
                                       Officer, Chief Accounting Officer and
                                        Treasurer
         Louis M. Pace...........  32  Vice President -- Product
                                       Development and Commercialization
         Richard W. Johnston.....  57  Vice President -- Science &
                                        Technology
         Thomas DuFore...........  50  Vice President -- Human Resources
         Peter Longo.............  44  President -- OSI Sealants Inc.
         Patrick W. Stanton......  36  Principal Accounting Officer,
                                       Assistant Secretary and Assistant
                                        Treasurer
         Robert B. Covalt........  72  Director
         John L. Garcia..........  47  Director
         John D. Macomber........  76  Director
         Robert H. Malott........  77  Director
         Daniel B. Mulholland....  51  Director
         Thomas P. Salice........  44  Director

----------

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

     Louis M. Pace has been our Vice President- Product Development and Commercialization since August 2003 and Vice President of Business Development since November 2000 and Vice President of Information Technology since October 2001. He had been Vice President -- Mergers & Acquisitions since March 1999 and has served as our Director of Mergers & Acquisitions since January 1998. From August 1996 to December 1997, he served as our Director of Corporate Development and Assistant Secretary. From 1995 to August 1996, Mr. Pace was an associate with First Chicago Equity Capital. Mr. Pace holds a B.A. in Economics from Harvard University and an M.B.A. from J.L. Kellogg Graduate School of Management at Northwestern University.

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

     Robert B. Covalt has served as a Director since our inception, as our Chairman from our inception in 1996 to December 31, 2002, and as Chief Executive Officer of our company from our inception in 1996 to August 2002. Mr. Covalt was President from inception to July 2000. Mr. Covalt is currently President of RBC Associates, Inc. From 1979 to 1990, Mr. Covalt served as President of the Specialty Chemicals Group of Morton International, Inc. During this period, Mr. Covalt grew Morton's specialty chemicals group from $175.0 million to $1.3 billion in sales and he completed 13 acquisitions ranging in size from $3.0 million to $170.0 million. From 1990 to 1993, Mr. Covalt was Morton's Corporate Executive Vice President. Prior to that time, Mr. Covalt served in various capacities in Morton's Chemical Division which he joined in 1956. Mr. Covalt serves on the board of directors of CFC International, Inc., a specialty chemical coating manufacturer. Mr. Covalt has a B.S. in Chemical Engineering, an honorary doctorate from Purdue University, and an M.B.A. from the University of Chicago.

     John L. Garcia has been a Director since December 1999. For administrative purposes, Mr. Garcia has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. Mr. Garcia is President of AEA Investors LLC, the successor company of AEA Investors Inc. of which he was President since September 2002. Previously, he was a Managing Director fo AEA Investors Inc. from May 1999. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston, where he served as Global Head of the Chemical Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsors Group. His previous experience was at with Wertheim Schroder in New York as an investment banker and ARCO Chemicals, in research, strategic planning and corporate development roles. Mr. Garcia is currently a director of AEA Investors LLC, Acetex Corporation and Noveon, Inc. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

     John D. Macomber has been a Director since December 1999. Mr. Macomber has been a principal of JDM Investment Group since 1992 and is a Director of Lehman Brothers Holdings Inc., Mettler-Toledo International Inc. and Textron Inc. Mr. Macomber is the former Chairman and President of the Export- Import Bank of the United States, Chairman and Chief Executive Officer of Celanese Corporation and Senior Partner of McKinsey & Co.

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

     Thomas P. Salice has been a Director since December 1999. For administrative purposes, Mr. Salice has also served as Vice President, Assistant Treasurer, and Assistant Secretary since December 1999. He is Vice Chairman of AEA Investors LLC, the successor company of AEA Investors Inc. with which he has been associated since June 1989. Mr. Salice is also a Director of Agere Systems, Inc., Marbo, Inc., Waters Corporation and Mettler-Toledo International Inc. Mr. Salice is also a trustee of Fordham University.

Board Committee Membership

     Our Board of Directors has two standing committees: a compensation committee and a separately designated audit committee. The Compensation Committee of our Board of Directors is comprised of Messrs. Macomber and Garcia. The audit committee is comprised of Messrs. Malott, Garcia and Mulholland. Mr. Garcia is an audit committee financial expert as defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended. Mr. Garcia is not an independent director of the Company.

Corporate Governance and Corporate Code of Ethics

We have had an adopted Code of Business Ethics in place since our incorporation in 1997. This Code as well as policy statements regarding conflicts of interest and anticompetitive practices are given to employees upon commencement of employment with us and are part of our employee manual. Annually, the Chief Executive Officer, the Chief Financial Officer, principal accounting officer, controllers, all of senior management and key employees must complete and sign a questionnaire covering the Code of Business Ethics as well as the other policy statements and assert their compliance with the policies. The Code of Business Ethics and the policy statements referred to above are filed as exhibit 14 to the Form 10-K and is publicly available on our website at www.sovereignsc.com. If we make an amendment to, or grant a waiver from, a provision of the Code of Business Ethics, we will disclose the nature of such waiver or amendment on our website.


Item 11.  Executive Compensation

    The table below summarizes compensation information for our Chief Executive Officer and each of the four other most highly compensated executive officers of our company and/or our domestic subsidiaries for services rendered during the years ended December 31, 2003, 2002 and 2001.


                           Summary Compensation Table


                                                  Annual Compensation
                                            ------------------------------                   Securities     All Other
                                            Fiscal                            Other Annual   Underlying   Compensation
                                             Year     Salary($)   Bonus($)   Compensation(1) Options(#)      ($)(2)
                                            ------  ----------- ----------   --------------- ----------   ------------
                Norman E. Wells, Jr         2003    $ 350,000    $ 75,000         --              --          6,000
                  Chairman and Chief
                   Executive Officer        2002    $  59,680(3) $150,000         --            60,000        5,500

                John R. Knox...........     2003    $ 250,000    $330,000(4)      --            35,000(6)    $5,740
                President and Chief
                Operating Officer           2002      223,485     $41,356      100,000(5)         --         $1,697

                Terry D. Smith.........     2003      240,000      50,000         --              --          6,000
                 Vice President and
                 Chief Financial Officer    2002       40,000      50,000         --            30,000          917
                (beginning November 2002)


                Peter Longo............     2003      212,500      120,517       6,325          12,000(6)     6,000
                 President, OSI Sealants    2002      198,250      125,563        --              --          5,500
                 Inc. (Construction         2001      196,000       31,964        --              --          4,952
                 Segment)

                Louis M. Pace..........     2003      166,250       45,000        --            15,000(6)     5,225
                 Vice President             2002      151,875       25,000        --              --          4,135
                 Product Development &      2001      150,000        5,250        --              --          3,946
                 Commercialization



----------

(1) Except as set forth below, the aggregate amount of perquisites and other personal benefits for any of the executives named in the above table was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) For fiscal year 2003, represents matching and profit sharing contributions under the 401(K) plans in the amount of $6,000, $5,740, $6,000, $6,000 and
     $5,225 for Messrs. Wells, Knox, Smith, Longo and Pace.

(3) Reflects salary paid to Mr. Wells for November and December 2002. From July 24, 2002 through October 31, 2002 we paid $105,000 in an additional management fee to AEA Investors relative to Mr. Wells performance as Chief Executive Officer.

(4) Includes payment made to Mr. Knox for one-time signing bonus of $275,000 paid in February, 2003.

(5)  Reflects payments made to Mr. Knox for relocation expenses.

(6) On February 19, 2003, Messrs. Knox, Longo and Pace surrendered 30,000, 12,000 and 11,000 options, respectively, at an exercise price of $129.50 per share. On October 7, 2003, we granted Messrs. Knox, Longo and Pace 30,000, 12,000 and 15,000 options, respectively, at an exercise price of $115.00 per share.

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


Compensation Committee Interlocks and Insider Participation

    Our compensation committee approved various actions with respect to the current compensation arrangements of our executive officers. As of March 2004, the compensation committee of our Board of Directors is comprised of John D. Macomber, Thomas P. Salice and John L. Garcia. Messrs. Garcia and Salice are officers of Sovereign for administrative purposes only and are officers of AEA Investors. We have a management agreement with AEA Investors Inc. under which AEA Investors LLC provides us with advisory and consulting services for an annual aggregate fee of $1.0 million plus reasonable out-of-pocket costs and expenses. Approximately 75% of our capital stock is owned by SSCI Investors LLC, which is owned by an investor group led by AEA Investors Inc. For a more detailed discussion of relationships between AEA Investors and Sovereign see "Certain Relationships and Related Transactions."

    The following table sets forth information concerning stock options granted to each of the executive officers in the Summary Compensation Table during the fiscal year ended December 31, 2003.



                        OPTION GRANTS IN LAST FISCAL YEAR

                                  Individual Grants
             ----------------------------------------------------------------                Potential Realizable Value at
                                      Number of                                                  Assumed Annual Rates of
                                     Securities   Percent of Total                            Stock Price Appreciation for
                                     Underlying    Options Granted  Exercise                          Option Term(3)
                                       Options     to Employees in    Price                      ------------------------
                     Name           Granted(#)(1)  Fiscal Year(2)    ($/Sh)     Expiration Date     5% ($)      10% ($)
             -------------------    ------------- ---------------- ----------- ----------------- ----------- ------------
             Norman E. Wells, Jr.          --            --              --            --              --          --
             John B. Knox              35,000(4)       16.3%       $ 115.00    December 1, 2013  $ 5,701,100  $ 9,078,100
             Terry D. Smith                --            --              --            --              --          --
             Peter Longo               12,000(4)        5.6%       $ 115.00       June 10, 2012     1,933,000    3,046,500
             Louis M. Pace             15,000 (4)       7.0%       $ 115.00     October 7, 2013     2,427,800    3,843,500




----------

(1) The per share exercise price is the fair market value of our common stock on the date of grant and the options have a term of 10 years, subject to the earlier termination in the event of termination of employment. The vesting schedule may be accelerated in connection with a transaction that is a "change in control" as defined in our option plan.

(2) Based on options to purchase a total of 214,100 shares of our common stock granted during our 2003 fiscal year.

(3) Values are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the option was granted over the full option term. These assumed rates of appreciation are established by the SEC and do not represent our estimate or projection of future stock price.

(4) 30,000 options granted to Mr. Knox, 12,000 options granted to Mr. Longo and 11,000 options granted to Mr. Pace were granted in October 2003 to replace options that were surrendered by them in February 2003. The per share exercise price is $115.00 which is greater than the exercise price on the date of re-issuance. The new options took on the same vesting schedule as the old options that they replaced.

    The following table sets forth information concerning the value of unexercised in-the-money options held for each of the executives listed in the Summary Compensation Table as of December 31, 2003.

                    Aggregate Option Exercises in Fiscal 2003
                        and Fiscal Year-End Option Values

                                                  Number of
                                                 Securities       Value of
                                                 Underlying      Unexercised
                                                 Unexercised    In-the-Money
                                              Options at Fiscal  Options at
                          Shares                  Year-End(#)    Year-End($)
                        Acquired on   Value      Exercisable/    Exercisable/
          Name          Exercise(#) Realized($)  Unexercisable Unexercisable(1)
---------------------  -------------------------------------------------------
Norman E. Wells, Jr..        0          0       18,750/41,250        0/0
John Knox............        0          0        6,000/29,000        0/0
Terry D. Smith.......        0          0        5,000/20,000        0/0
Peter Longo..........        0          0         7,920/4,080        0/0
Louis M. Pace........        0          0         7,600/7,400        0/0

----------

(1) There was no public trading market for our common stock at December 31, 2003. Accordingly, these values of exercisable and un-exercisable in-the-money options are based on the fair market value of our common stock as determined by our board of directors, and the applicable exercise price per share.


Management Incentive Compensation Plan and Employment Agreements

    We believe that equity and performance-based plans and programs should constitute a major portion of management's compensation so as to provide significant incentives to achieve corporate goals. We have instituted the following plans and programs for this purpose.


Management Incentive Compensation Plan

    Selected members of our management and corporate staff judged to have the greatest impact on our economic results are eligible to participate in this plan. Participants are eligible for cash bonus awards based on our financial performance as specifically defined in this plan, measured in terms of earnings before interest, taxes, depreciation and amortization, working capital targets, and on other company performance goals. Participants in this program are assigned a percentage of their base salary as their bonus target for the then current fiscal year. Awards may be higher or lower than the target bonus as our financial performance and/or the individual's performance is above or below the level expected to achieve the target bonus. Target bonuses range from 20% to 100% of base salary dependent upon position. In addition, our chief executive officer may award participants bonuses supplemental to those earned under the plan for producing extraordinary results. The management incentive compensation plan is administered by our chief executive officer and vice president-human resources, under the general direction of the compensation committee of our board of directors.

Employment Agreements

    We have an employment agreement with Mr. Wells dated October 1, 2002 providing for his employment as Chief Executive Officer. Under the terms of his employment agreement, Mr. Wells has agreed to devote substantially all of his business time and skill to his duties under his employment agreement, except for customary matters and the performance of his duties as a Managing Director of AEA Investors Inc. that are expected to be part time and that do not interfere with the performance of his duties to us and our subsidiaries. We have employment agreements with Messrs. Smith, Knox, Longo and Pace. Pursuant to these agreements, Messrs. Wells, Smith, Knox, Longo and Pace are entitled to annual base salaries of $350,000, $240,000, $250,000, $205,000 and $175,000,
respectively. Messrs. Knox, Longo and Pace are eligible to receive an annual target bonus, depending on our results of operations and personal performance of 75%, 40% and 40% respectively, of their base salary determined in accordance with the terms of the bonus plan adopted by our Board of Directors for the calendar year. The employment agreements for Messrs. Wells and Smith provided for a 2002 bonus of $150,000 and $50,000, respectively. They both participate in the management incentive compensation plan beginning with the calendar year 2003 and are eligible to receive a target bonus of 100% of base salary in the case of Mr. Wells and 58.3% of base salary in the case of Mr. Smith. Additionally, each executive is eligible for a discretionary bonus as determined by the Board of Directors.

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

    The employment agreements for Messrs. Wells, Smith, Knox, Longo and Pace provide for terms expiring on December 31, 2004, 2005, 2004, 2004 and 2004, respectively. All of these agreements are subject to automatic one-year renewal terms in the absence of us or the officer giving notice to the other of its election not to renew the agreement. If we terminate an executive's employment without cause (as defined in the employment agreements), or an executive resigns with good grounds (as defined in the employment agreements), we are required to

        (1) pay the executive any unpaid portion of his base salary earned through the date of termination or resignation,

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


    In January 2003, the Company offered to any participant in the stock option plan who so elected, the opportunity to voluntarily surrender all existing option grants, both vested and unvested, and agreed to reissue new options to those participants approximately 181 days after the existing options have been surrendered. All participants in the plan surrendered their options on February 19, 2003. The strike price of the new grants was $115.00 which is greater than the fair market value of the Company's stock on the date of re-issuance. All of the participants that held options at $129.50 per share elected to surrender all such options and receive a like number of options at the strike price as determined above. On October 7, 2003, we granted new options at a strike price of $115.00 to employees that had previously surrendered them at $129.50.

    Total options granted at December 31, 2003 were 288,600. No options have been exercised at December 31, 2003. The weighted average remaining contractual life and weighted average exercise price of the options at December 31, 2003 is
7.6 years and $115.00 per option share, respectively.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

    The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2003:

                                                                    Number of
                                         Number of                 Securities
                                      Securities to                Remaining
                                      be Issued upon  Weighted    Available for
                                       Exercise of    Average   Future Issuance
                                      Outstanding     Exercise   of Outstanding
                                        Options        Price        Options
                                      ------------   ---------- --------------
 Equity compensation plans
  approved by security holders......     240,713      $115.00       --

 Equity compensation plans not
  approved by security holders......      47,887   $115.00     11,350


    All of the securities included in the above table represent shares of our common stock that may be issued under the Sovereign Specialty Chemicals, Inc. Stock Option Plan. The stock option plan as originally adopted and as approved by our security holders provided for a maximum of 240,713 shares to be issued upon the exercise of options granted under the plan. The stock option plan was amended by our Board of Directors in 2002 to increase the maximum number of shares that may be issued upon the exercise of options by 59,237. Our security holders have not approved this amendment..

    The following table presents information as of February 27, 2004 regarding the beneficial ownership of our voting common stock by each person known by us to beneficially own more than five percent of our voting common stock and by our Directors, certain executive officers and key managers, individually, and as a group.

    As used in this table, beneficial ownership means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from February 27, 2004 through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the computation of the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for the computation of the ownership percentage of any other person. Our non-voting common stock is convertible into voting common stock, unless the holder or its affiliate is prohibited by law or regulation from holding our voting common stock. As a result, certain holders of our non-voting common stock are deemed to hold the voting common stock into which their non-voting common stock may be converted.

    In the table below, unless otherwise noted, the address of the person is in care of our company.

                                                         Number of    Percentage
                                                           Shares      Of Shares
        Five Percent Security Holders
        SSCI Investors LLC(1)........................   1,624,815.75      81.7%
        Robert B. Covalt(2)..........................     166,837.25      11.6%
        Officers and Directors
        Norman E. Wells, Jr.(3)......................      22,500.00       1.4%
        John R. Knox.................................      12,000.00        *
        Terry D. Smith...............................       5,000.00        *
        Richard W. Johnston..........................       8,400.23        *
        Peter Longo..................................      18,571.63       1.3%
        Louis M. Pace................................       9,769.65        *
        Patrick W. Stanton...........................       1,849.61        *
        Robert B. Covalt(2)..........................     166,837.25      11.6%
        John L. Garcia(3)............................             --        *
        John D. Macomber.............................             --        *
        Robert H. Malott.............................             --        *
        Daniel B. Mulholland.........................         500.00        *
        Thomas P. Salice(3)..........................             --        *
        All executive officers, key managers,
         directors as a group 14 persons)(2)(3)......      245,428.37     17.0%

----------

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



Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the consolidated financial reports included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 amounted to $285,000 and $325,000 respectively.

Audit-Related Fees
The aggregate fees billed by Ernst & Young LLP for assurance and other services reasonably related to the performance of the audit or review of our financial statements (other than those described above under "Audit Fees", including statutory audits and 401(k) audits) for the years ended December 31, 2003 and 2002 amounted to $88,000 and $127,000 respectively.

Tax Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 amounted to $261,450 and $645,600 respectively. Such services consisted of international and U.S. federal, state and local tax planning, advice and compliance (including assistance with audits); review of federal, state, local and international income, franchise, and other tax returns; tax advice and assistance regarding statutory, regulatory or administrative developments.

All Other Fees
No fees were billed by Ernst & Young LLP for products and services other than those described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the year ended December 31, 2003. $29,600 was billed for the year ended December 31, 2002 relating to due diligence work on potential acquisitions.

Audit Committee Pre-Approval Policies and Procedures

In December 2003, the Audit Committee adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum. All audit services, audit-related services, tax services and other services provided by Ernst & Young LLP have been pre-approved by the Audit Committee.

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

    (b) Reports on Form 8-K.

     On October 30, 2003, we filed a current report of Form 8-K, Item 12. Disclosure of Results of Operations and Financial Condition, disclosing that we had issued a press release on October 30, 2003 to provide an update on our operating results for the quarter ended September 30, 2003.


    (c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

    (d) Financial statement schedule. See Item 15(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2004.

SOVEREIGN SPECIALTY CHEMICALS, INC.

By:   /s/ NORMAN E. WELLS, JR.
--------------------------------------------------------------------------------
Norman E. Wells, Jr.
Chairman and Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

                           Signature                                    Capacity
             ------------------------------------ ------------------------------
             /s/ NORMAN E. WELLS JR.       Chairman, Chief Executive Officer and
    ------   -----------------------        Director
             Norman E. Wells Jr.           (Principal Executive Officer)


             /s/ TERRY D. SMITH            Vice President, Chief Financial
    ------   ------------------             Officer, Chief Accounting Officer
             Terry D. Smith                 and Treasurer, (Principal Financial
                                            Officer)

             /s/ JOHN R. KNOX              President and Chief Operating Officer
    ------   ----------------
             John R. Knox

             /s/ PATRICK W. STANTON        Principal Accounting Officer,
    ------   ----------------------         Assistant Secretary
             Patrick W. Stanton

             /s/ ROBERT B. COVALT          Director
    ------   --------------------
             Robert B. Covalt

             /s/ JOHN L. GARCIA            Director
    ------   ------------------
             John L. Garcia

             /s/ JOHN D. MACOMBER          Director
    ------   --------------------
             John D. Macomber

             /s/ ROBERT H. MALOTT          Director
    ------   --------------------
             Robert H. Malott

             /s/ DANIEL B. MULHOLLAND      Director
    ------   ------------------------
             Daniel B. Mulholland

             /s/ THOMAS P. SALICE          Director
    ------   --------------------
             Thomas P. Salice

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

                           ANNUAL REPORT ON FORM 10-K

                                ITEMS 8 AND 15(a)

                          INDEX TO FINANCIAL STATEMENTS

                       SOVEREIGN SPECIALTY CHEMICALS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

             Consolidated Financial Statements..................   F-2
             Report of Independent Auditors.....................   F-3
             Consolidated Balance Sheets........................   F-4
             Consolidated Statements of Operations..............   F-5
             Consolidated Statements of Stockholders' Equity....   F-6
             Consolidated Statements of Cash Flows..............   F-7
             Notes to Consolidated Financial Statements.........   F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sovereign Specialty Chemicals, Inc.

    We have audited the accompanying consolidated balance sheets of Sovereign Specialty Chemicals, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Specialty Chemicals, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 and Note 3, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2004


                                      SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                                 2003        2002
                                                                                               (Dollars in thousands,
                                                                                                except per share data)

                                                  ASSETS
              Current assets:
                Cash and cash equivalents.................................................   $     8,454 $    14,124
                Accounts receivable, less allowance of $1,405 and
                   $1,940.................................................................        51,205      49,554
                Inventories...............................................................        26,574      28,203
                Deferred income taxes.....................................................            --       5,257
                Other current assets......................................................         3,785       3,879
                                                                                             ----------- -----------
              Total current assets........................................................        90,018     101,017
              Property, plant, and equipment, net.........................................        67,877      67,950
              Goodwill, net...............................................................       124,388     124,388
              Deferred financing costs, net...............................................         7,274       9,350
              Deferred income taxes.......................................................            --       5,872
              Other assets................................................................           187          91
                                                                                             ----------- -----------
              Total assets................................................................   $   289,744 $   308,668
                                                                                             =========== ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                Accounts payable..........................................................   $    31,327 $    31,606
                Accrued expenses..........................................................        22,758      24,017
                Current portion of long-term debt.........................................         2,122       2,041
                Current portion of capital lease obligations..............................           429         402
                                                                                             ----------- -----------
              Total current liabilities...................................................        56,635      58,066
              Long-term debt, less current portion........................................       206,108     218,853
              Capital lease obligations, less current portion.............................         2,118       2,496
              Other long-term liabilities.................................................         2,319       3,400
              Stockholders' equity:
                Common stock, $0.01 par value, 2,700,000 shares
                   authorized, 1,441,189  issued and
                   outstanding............................................................            15          15
                Common stock, non-voting, $0.01 par value, 2,100,000
                   shares authorized, 730,182 issued and outstanding......................             7           7
                Additional paid-in capital................................................        64,073      64,073
                Accumulated deficit.......................................................       (40,488)    (36,272)
                Accumulated other comprehensive loss......................................        (1,043)     (1,970)
                                                                                             -----------------------
              Total stockholders' equity..................................................        22,564      25,853
                                                                                             ----------- -----------
              Total liabilities and stockholders' equity..................................   $   289,744 $   308,668
                                                                                             =========== ===========

                                  See accompanying notes to consolidated financial statements.



                              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             December 31,
                                                                                    2003        2002         2001
                                                                                ------------------------ --------
                                                                                       (Dollars in thousands)
               Net sales......................................................  $   371,616 $   361,110  $   356,701
               Cost of goods sold.............................................      268,375     259,760      259,253
                                                                                ----------- -----------  -----------
               Gross profit...................................................      103,241     101,350       97,448
               Selling, general, and administrative expenses..................       70,438      75,960       78,015
                                                                                ----------- -----------  -----------
               Operating income...............................................       32,803      25,390       19,433
               Interest expense, net..........................................      (25,417)    (25,527)     (26,990)
                                                                                -----------------------  -----------
               Income (loss) before income taxes and
                 the cumulative effect of change in accounting principle......        7,386       (137)        (7,557)
               Income tax expense (benefit)...................................       11,602         305       (1,500)
                                                                                ----------- -----------  -----------
               Loss before cumulative effect of change in accounting principle       (4,216)       (442)      (6,057)
               Cumulative effect of change in accounting principle, net of
               income tax benefit.............................................           --     (17,064)          --
                                                                                ----------- -----------  -----------
               Net loss.......................................................  $    (4,216)$   (17,506) $    (6,057)
                                                                                =======================  ===========

                                    See accompanying notes to consolidated financial statements.




              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                          Common   Additional                  Other
                                                Common    Stock,     Paid-In  Accumulated  Comprehensive
                                                 Stock  Non-Voting   Capital    Deficit    Income (Loss)    Total
                                                ------ ----------- ---------- ----------- ------------- ---------
                                                                   (Dollars in thousands)
                 Balance at January 1, 2001.       15         7       63,678     (12,709)         271       51,262
                 Comprehensive loss:
                   Net loss.................       --        --           --      (6,057)          --       (6,057)
                   Minimum pension liability
                    adjustments, net of tax        --        --           --          --         (433)        (433)
                   Translation adjustments..       --        --           --          --       (1,114)      (1,114)
                    Total comprehensive                                                                  ---------
                     Loss...................                                                                (7,604)
                 Sale of common stock.......       --        --          400          --           --          400
                                                -----     -----     --------   ---------     --------    ---------
                 Balance at December 31, 2001      15         7       64,078     (18,766)      (1,276)      44,058
                 Comprehensive loss:
                   Net loss.................       --        --           --     (17,506)          --      (17,506)
                   Minimum pension liability
                    adjustments, net of tax        --        --           --          --         (259)        (259)
                   Translation adjustments..       --        --           --          --         (435)        (435)
                    Total comprehensive                                                                  ---------
                     Loss...................                                                               (18,200)
                 Repurchase of common stock.       --        --           (5)         --           --           (5)
                                                -----     -----     --------   ---------     --------    ---------
                 Balance at December 31, 2002   $  15     $   7     $ 64,073   $ (36,272)    $ (1,970)   $  25,853
                 Comprehensive income:
                   Net loss.................       --        --           --      (4,216)          --       (4,216)
                   Minimum pension liability
                    adjustments, net of tax        --        --           --          --          128          128
                   Translation adjustments..       --        --           --          --          799          799
                    Total comprehensive                                                                  ---------
                     Income.................                                                               ($3,289)

                 Balance at December 31, 2003   $  15     $   7     $ 64,073   $ (40,488)    $ (1,043)   $  22,564
                                                =====     =====     ========   ==========    =========   =========

                                    See accompanying notes to consolidated financial statements.




                             SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              December 31,
                                                                                    2003         2002        2001
                                                                                ------------ ----------- -----------
                                                                                       (Dollars in thousands)
               Operating activities
                 Net loss.....................................................  $   (4,216)  $  (17,506) $   (6,057)
                 Adjustments to reconcile net loss to net cash provided by
                   operating activities:
                    Depreciation and amortization.............................       9,310        9,149      19,262
                    Cumulative effect of change in accounting principle,
                      net of income tax benefit...............................          --       17,064          --
                    Deferred income taxes.....................................      11,129           19        (922)
                    Amortization of deferred financing costs..................       2,076        1,790       1,363
                    Foreign exchange (gains) losses...........................      (1,707)      (1,442)        458
                    Amortization of debt discounts............................         583           82         132
                    Loss on sale of Nashville facility........................          --           72          --
                    Changes in operating assets and liabilities (net of
                     acquisitions):
                      Accounts receivable.....................................        (729)       6,788      (2,159)
                      Inventories.............................................       2,261        9,815       4,691
                      Prepaid expenses and other assets.......................          61        2,688         177
                      Accounts payable and other liabilities..................      (3,039)       6,768       1,626
                                                                               ------------ ----------- -----------
               Net cash provided by operating activities......................      15,729       35,287      18,571
               Investing activities
                 Acquisition of businesses....................................          --           --      (8,261)
                 Proceeds from sale of property, plant and equipment..........          --          362          --
                 Purchase of property, plant, and equipment...................      (8,182)      (6,560)     (8,040)
                                                                               ------------ ----------- -----------
                 Net cash used in investing activities........................      (8,182)      (6,198)    (16,301)
               Financing activities
                 Capital contributions........................................          --           (5)        400
                 Proceeds from credit facilities..............................      29,000        7,000      41,840
                 Payments on credit facilities................................     (40,965)     (34,578)    (37,302)
                 Payments on long-term debt...................................        (775)          --          --
                 Deferred financing costs.....................................          --       (2,196)       (404)
                 Proceeds from acquisition notes payable......................          --           --       1,273
                 Payments on acquisition notes payable........................        (507)        (472)       (200)
                 Payments on capital lease obligations........................        (351)        (391)       (255)
                                                                               ------------ ----------- -----------
                 Net cash provided by (used in) financing activities..........     (13,598)     (30,642)      5,352
                 Effect of exchange rate changes on cash......................         381           91         (46)
                                                                               -----------  ----------- -----------
                 Net increase (decrease) in cash and cash equivalents.........      (5,670)      (1,460)      7,576
                 Cash and cash equivalents at beginning of year...............      14,124       15,584       8,008
                                                                               -----------  ----------- -----------
                 Cash and cash equivalents at end of year..................... $     8,454  $    14,124 $    15,584
                                                                               ===========  =========== ===========

                                  See accompanying notes to consolidated financial statements.



              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the periods ended December 31, 2003, 2002 and 2001
                 (Dollars in thousands, unless otherwise noted)

1.  Nature of Business

     The Company develops, produces and distributes adhesives, sealants and coatings utilized in numerous industrial and commercial applications. Currently, the Company's operations are comprised of two reportable segments: a Commercial segment and a Construction segment. The commercial segment serves a range of industrial markets, including high-performance specialty adhesives and coatings for transportation, furniture, product assembly, flame retardant specialties and specialty polymers. The commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. The construction segment manufactures branded caulk, sealants and adhesives which serve the following markets: distributors for professional contractors, OEMs, Co-Op distributors and do-it-yourself retailers. Products are sold and distributed throughout the United States, Europe, Latin America and Asia.

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

Property, Plant, and Equipment

    Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the respective estimated useful lives of the assets for financial reporting purposes, as follows: three to fifteen years for machinery and equipment; five to fifteen years for furniture and fixtures, and 39 to 40 years for buildings. Leasehold improvements are amortized over the lesser of the lease term or 40 years. Depreciation expense was $ 9,310, $8,632, and $8,159, for the years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill

Goodwill has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Accumulated amortization of goodwill was $30.1 million at December 31, 2001. Effective January 1, 2002, pursuant to the adoption of SFAS 142, Goodwill and Other Intangible Assets, goodwill is longer subject to amortization. However, goodwill is reviewed for impairment on at least an annual basis by comparing the fair value of the Company's reporting units (construction, commercial domestic and commercial international) to the individual units's carrying value. If the fair value of the reporting units exceeds carrying value, no impairment is recognized. If the carrying value exceeds the fair value of the reporting unit, the implied value of goodwill is compared to the carrying value of goodwill to determine the extent, if any, of impairment. In 2002, in accordance with the initial adoption of SFAS 142, the Company performed the transitional impairment test of goodwill and recognized goodwill impairment of $17.1 million, net of income tax benefit. The adoption of SFAS No. 142 resulted in a $10.0 million decrease in amortization expense in 2002 (See Note 3).

Deferred Financing Costs

    The costs of obtaining financing are capitalized and are being amortized as interest expense over the term of the related financing using a method which approximates the interest method. Accumulated amortization was $6,403 and $4,327 at December 31, 2003 and 2002, respectively.

Impairment of Long-Lived  Assets

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

Income Taxes

    Deferred taxes have been recognized for the tax consequences of temporary differences by applying the enacted statutory income tax rates applicable to future years of differences between the financial statement carrying amounts and the tax bases of the existing assets and liabilities. Deferred taxes have been recognized due to differences in timing for financial reporting and tax reporting of depreciation, goodwill amortization, net operating loss carry-forwards, inventory reserves and capitalization, the allowance for doubtful accounts, and various accruals. The requirement for a valuation allowance on deferred tax assets isdetermined based on management's estimate of the ultimate realization of such assets.

Revenue Recognition

    Revenue is recognized when products are shipped to the customer and title transfers.

Research and Development


    Research and development costs are charged to expense as incurred. Research and development expenses were $7.0 million, $7.0 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

    The carrying value of cash and cash equivalents, trade accounts receivable and accounts payable approximate their fair value at December 31, 2003 and 2002, due to the short-term nature of these instruments.

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

    The fair value of the Company's 11 7/8% Senior Subordinated Notes approximated $150.0 million at December 31, 2003 based upon the trading value of the notes in public debt market.

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

    At December 31, 2003 and 2002, the Company maintained cash deposits with certain financial institutions which were in excess of federally insured limits.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Reclassifications

    Certain prior years' amounts have been reclassified to conform to the 2003 presentation.

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

    Had the provisions of SFAS 123 "Accounting for Stock Based Compensation" been used in the calculation of compensation expense (calculated using the minimum value method for non-public companies), pro forma net loss would have been as follows for the three years ended December 31, 2003:

                                                  Year Ended December 31,
                                              -------------------------------
                                                 2003       2002      2001
                                              ---------  ---------  ---------
                                                      (In thousands)

   Net loss, as reported..................... $ (4,216)  $(17,056)  $ (6,057)
   Compensation expense under SFAS 123,
    net of tax Effect........................     (477)      (557)      (625)
                                              ---------  ---------  ---------
   Pro forma net loss........................ $ (4,693)  $(17,613)  $ (6,682)
                                              =========  =========  =========

New Accounting Standards

    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a third party obligor (or guarantor). The Company adopted SFAS No. 145 on January 1, 2003. The initial adoption of SFAS No. 145 did not affect the Company's results of operations or its financial position.


    In August 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The initial adoption of SFAS No. 146 did not affect the Company's results of operations or its financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. The Companyhas adopted the disclosure requirements of SFAS 148 but will continue to use APB 25 to account for stock-based compensation.

   In January 2003, the FASB issued FASB Interpretation (Interpretation) No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entities' activities through voting rights or similar rights; or (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46 is applied immediately to VIEs created after January 31, 2003. Pursuant to FASB revision to Interpretation No. 46 (FSP 46-6), a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE as consolidated in accordance with Interpretation No. 46. The Company does not expect the adoption of Interpretation 46 to have any impact on our consolidated results of operations or financial position.

    In December 2003, the FASB issued a revision of FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS
132), to improve financial statement disclosures for defined benefit plans. The change replaced existing disclosure requirements for pensions. The standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies now are required to provide financial statement users with a breakdown of plan assets by category, such as equity, debt and real estate and a description of investment policies and strategies and target allocation percentages, or target ranges, for these asset categories. Cash flow information will include projections of future benefit payments and an estimate of contributions to be made in the next year to fund pension and other postretirement benefit plans. In addition to expanded annual disclosures, companies now are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. The provisions of SFAS 132 remain in effect until the provisions of this Statement are adopted. Except for disclosure of information about foreign plans, which is effective for fiscal years ending after June 15, 2004, and disclosure of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003.

    .
3.  Goodwill and Intangible Assets


    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). The adoption of SFAS 142 eliminated the amortization of goodwill beginning January 1, 2002 and instead required that goodwill be tested for impairment. The adoption of SFAS No. 142 resulted in a $10.0 million decrease in amortization expense in 2002. In connection with our adoption of SFAS No. 142, the transitional intangible asset impairment test required an impairment of goodwill charge of $27.6 million ($17.1 million, net of income tax benefit). The loss was recorded as a cumulative effect of change in accounting principle. The impairment loss and write-down of goodwill was recorded relative to the Company's European reporting unit of its commercial segment.

    Actual results of operations for the years ended December 31, 2003 and 2002 and the pro forma results of operations for the year ended December 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

                                                   Year Ended December 31,
                                              -------------------------------
                                                 2003       2002       2001
                                              ---------  ---------  ---------
                                                       (In thousands)

  Net loss, as reported...................    $ (4,216)  $(17,506)   $ (6,057)
  Elimination of goodwill amortization,
   net of tax Effect......................        --          --        6,206
                                              ---------  ---------  ---------
  Pro forma net income (loss).............    $ (4,216)  $ (17,506)  $    149
                                              =========  =========   ========

4.  Plant Closure Costs

    In November 2002, the Company announced the closure of two of its higher-cost manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Substantially all production from this plant was transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production related to the final product line to be transferred will be complete in the first quarter of 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to other Company locations. Approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At December 31, 2003, 70 employees have been terminated under the announced plan.

    At the time of the November 2002 announcement, the Kapellen, Belgium plant employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market. This production was shifted to the Newark, United Kingdom plant during the first nine months of 2003. Approximately 16 employees primarily in manufacturing functions have been terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures the Company recorded a charge of approximately $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $0.9 million of termination benefits, $0.3 million of fixed asset write offs, and $0.4 million of other exits costs were incurred in the year ended December 31, 2003. Approximately $0.5 million of termination benefits, $1.0 million write down of fixed assets in Cincinnati and $0.5 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.6 million of termination benefits in Belgium are long term and this obligation and $0.3 million in other exit costs are recorded in other long term liabilities at December 31, 2003.

    The following provides an analysis of the changes in the plant closure liability for the year ended December 31, 2003:

 Liability for plant closures, balance at January 1, 2003.........  $   4,066
 Add: Adjustment to severance liability for Kapellan..............        393
 Less: Plant closure costs incurred year ended December 31, 2003..     (1,605)
                                                                    ---------
 Total liability for plant closures, balance at December 31, 2003.  $   2,854
                                                                    =========

5.  Business Combinations

    Effective June 30, 2001, the Company completed the purchase of certain distribution activities and inventory of IMPAG, a long standing European distributor of products produced by Sovereign for $1.7 million. Consideration was payable in four installments. In July, 2001, the Company paid $0.5 million. Approximately $0.3 million was paid in January, 2002 and $0.5 million was paid in January 2003 and 2004. The Company recognized $1.5 million in goodwill.

    This acquisition was accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities was made on the basis of the fair value. The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

6.  Inventories

    Inventories are summarized as follows:

                                  December 31
                            --------------------
                               2003      2002
                            --------- ----------
       Raw materials.....   $   9,235 $    8,920
       Work in process...         478        440
       Finished goods....      16,861     18,843
                            --------- ----------
                            $  26,574 $   28,203
                            ========= ==========

7.  Property, Plant, and Equipment

    Property, plant, and equipment are summarized as follows:

                                                 December 31
                                          -----------------------
                                              2003        2002
                                          ----------- -----------
      Land..............................  $     5,787 $     5,681
      Building and improvements.........       32,112      30,226
      Machinery and equipment...........       79,326      70,155
      Furniture and fixtures............        2,313       2,138
      Construction-in-progress..........        1,237       3,469
                                          ----------- -----------
                                              120,685     111,669
      Less: Accumulated depreciation....       52,808      43,719
                                          ----------- -----------
                                          $    67,877 $    67,950
                                          =========== ===========

8.  Accrued Expenses

    Accrued expenses are summarized as follows:

                                              December 31
                                         -------------------
                                            2003       2002
                                         --------   --------
         Interest......................  $ 6,024    $ 5,441

         Compensations and benefits....    7,492      9,003

         Plant closures................    1,954      2,453

         Rebates.......................    3,694      3,112

         Other.........................    3,594      4,008
                                         --------   --------
                                         $22,758    $24,017
                                         ========   ========

9.  Long-Term Debt

    Long-term debt is summarized as follows:

                                                        December 31
                                                   -----------------------
                                                        2003        2002
                                                   ----------- -----------
     11 7/8% Senior Subordinated Notes due 2010,
      net of unamortized discount...............   $   149,333 $   149,226
     Credit facilities..........................        58,397      70,356
     Acquisition notes payable..................           500       1,312
                                                   ----------- -----------
                                                       208,230     220,894
     Less: Current maturities...................         2,122       2,041
                                                   ----------- -----------
                                                   $   206,108 $   218,853
                                                   =========== ===========

Senior Subordinated Notes

    In March 2000, the Company completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the SEC. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At December 31, 2003 the unamortized discount is $0.7 million.

    The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

         Year Redemption Price
                         2005.................       105.938%
                         2006.................       103.958%
                         2007.................       101.979%
                         2008 and thereafter..       100.000%

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

Credit Facilities

     The Company's credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.1 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with an aggregate principal balance of $11.1 million at December 31, 2003 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $47.0 million at December 31, 2003 and no additional capacity to borrow additional funds under that facility.

    The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At December 31, 2003, the Company had $1.0 million outstanding and $46.9 million in available borrowings under the Credit Facility (net of approximately $2.1 million outstanding letters of credit). The Company's effective interest rate for its borrowings under the Credit Agreement was 5.8% and 5.9%, for the years ended December 31, 2003 and 2002, respectively.

    Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions.

    On December 20, 2002 the Company amended its Credit Agreement and refinanced $45.1 million of the $56.3 Term Loan A outstanding balance at that date with a new six year, $47.5 million Term Loan B facility. The Term Loan B includes a $2.4 million discount which is being amortized through interest expense over the life of the facility. The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. The Company has three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005.

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

    The Company's Singapore-based sales office has a facility providing for borrowings up to approximately $1.4 million in U.S. dollars and is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At December 31, 2003, approximately $1.1 million was drawn on the facility.

    At December 31, 2003, the Company had $1.0 million drawn under our Credit Facility, and approximately $2.1 million of outstanding letters of credit. At December 31, 2003, the Company had approximately $46.9 million of borrowing availability under the Credit Facility.

    The Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow. The Credit Agreement contains covenants that restrict the Company's and its subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted. In addition, the Company must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in the credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At December 31, 2003, the Company was in compliance with all financial and other covenants as prescribed by the Credit Agreement.

     Each of these covenants continues for the term of the Credit Agreement either at the latest level, or a more restrictive level. Deterioration in current operating performance could result in the failure to satisfy financial covenants. A failure to satisfy the covenants under the Credit Agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of the subordinated notes. The Credit Facility, Term Loan A and Term Loan B are secured by a security interest in substantially all of the subsidiaries' assets, including pledges of the common stock of the Company's domestic and first tier foreign subsidiaries. In addition, the Credit Facility, Term Loan A and Term Loan B are guaranteed by its subsidiaries. Some of our guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility.


Acquisition Notes Payable

    In connection with its 2001 acquisition of IMPAG, the Company will pay $1.3 million in consideration in three installments. Approximately $0.3 million and $0.5 million was paid in January 2002 and 2003, respectively, and approximately $0.5 million will be paid in January 2004.

Annual Maturities

    Annual maturities of the Company's long-term debt are as follows at December 31, 2003:

       2004...........................        2,122
       2005...........................       12,600
       2006...........................          475
       2007...........................       45,600
       2008 and thereafter............      150,000
                                        -----------
                                            210,797
       Less: un-amortized discounts...       (2,567)
                                        -----------
       Total long-term debt...........  $   208,230
                                        ===========


10.  Income Taxes

    The components of the provision for income taxes are as follows for the years ended December 31, 2003, 2002 and 2001:


                                                                                 2003        2002       2001
                                                                             ------------ ---------- ----------
                     Current income tax expense (benefit):
                       Federal.............................................  $       --   $       -- $     (774)
                       State...............................................          (85)         46        (97)
                       Foreign.............................................          558         238        293
                                                                             -----------  ---------- ----------
                                                                                     473         284       (578)
                     Deferred income tax expense...........................       11,129          19       (922)
                                                                             -----------  ---------- ----------
                                                                                  11,602         305     (1,500)
                     Cumulative effect of change in
                       accounting principle................................           --    (10,546)         --
                                                                             -----------  ---------  ----------
                     Income tax expense (benefit)..........................  $    11,602  $(10,241)  $   (1,500)
                                                                             ===========  ========   ==========



    The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense (benefit), inclusive of tax benefits on extraordinary items, is as follows for the years ended December 31, 2003, 2002 and 2001:



                                                                              2003       2002         2001
                                                                         ----------- -----------  ----------
                         Income tax expense (benefit) at federal
                          statutory rate..............................   $     2,351 $    (9,492) $   (2,569)
                         State tax expense (benefit), net of federal
                          benefit.....................................           298      (1,187)      (321)
                         Foreign income taxes.........................           558         238          65
                         Non-deductible amortization of goodwill......            --          --         866
                         Change in deferred tax asset valuation
                          allowance...................................         7,899          --          --
                         Other........................................           496         200         459
                                                                         ----------- -----------  ----------
                         Income tax expense (benefit).................   $    11,602 $   (10,241) $   (1,500)
                                                                         =========== ===========  ==========



    Pre tax income for the foreign operations was $909 for the year ended December 31, 2003. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                             December 31
                                                       ---------------------
                                                            2003      2002
                                                       ---------- ----------
    Deferred tax assets:
      Allowance for doubtful accounts...............    $     360  $     550
      Inventory obsolescence reserve................          762        723
      Inventory capitalization......................          244        332
      Plant closure liability.......................          852      1,554
      Accrued expenses..............................          401        995
      Goodwill amortization.........................        3,221      6,689
      Net operating loss carry-forwards,
       which expire in 2023.........................        4,759      2,227
      Deferred financing costs......................           --        510
      Minimum pension liability.....................          292        464
      Amortization of non-compete agreements........          833        953
      Other.........................................           46        914
                                                       ---------- ----------
    Deferred tax assets.............................       11,760     15,911
    Deferred tax liabilities:
      Accelerated depreciation......................       (3,037)    (3,487)
      Other.........................................         (824)    (1,294)
                                                       ---------- ----------
    Deferred tax liabilities........................       (3,861)    (4,782)
                                                       ---------- ----------
    Net deferred tax asset, subject to valuation....        7,899     11,129

       Less: Valuation allowance....................       (7,899)        --
    Net deferred tax asset..........................    $      --  $  11,129
                                                       =====================


    In 2003, a valuation allowance was established on the net deferred tax asset balance of $7.9 million based on the Company's estimate of the ultimate realization of such assets and to reduce the deferred tax assets to an amount that will more likely than not be realized through future taxable income.

11.  Retirement Plans


The Company sponsors a defined benefit pension plan covering certain salaried employees of one subsidiary of the Company. The plan is frozen to new participants. Participants in the plan were given credit for prior years of service. The Company also has a pension plan covering all union employees of a different subsidiary. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The Plan provides monthly benefits under a benefit formula. The number of plan participants in aggregate at December 31, 2003, total 112, 88 of which are active or terminated and fully vested and 24 are retired and receiving benefits.

    None of the plan assets of either pension plan are invested in equity of the Company or equity investments in any related party.

    The following tables set forth the Company's two defined benefit plans as of a measurement date of September 30, 2003 and 2002, respectively:



                                                                                        2003        2002
                                                                                     ----------  ----------
                         Change in projected benefit obligations
                           Projected benefit obligation at beginning of year.......  $    2,474  $    2,168
                           Service cost............................................          61          68
                           Interest cost...........................................         156         158
                           Actuarial losses........................................           3         213
                           Benefits paid...........................................        (132)       (133)
                                                                                     ----------  ----------
                           Projected benefit obligation at end of year.............  $    2,562  $    2,474
                                                                                     ==========  ==========
                         Change in plan assets
                           Fair value of plan assets at beginning of year..........  $    1,039  $    1,287
                           Actual return on plan assets............................         205        (199)
                           Company contributions...................................         404          83
                           Benefits paid...........................................        (132)       (133)
                                                                                     ----------  ----------
                           Fair value of plan assets at end of year................  $    1,516  $    1,038
                                                                                     ==========  ==========
                         Funded status
                           Funded status...........................................  $   (1,046) $   (1,436)
                           Unrecognized net actuarial loss.........................       1,187       1,371
                           Accumulated other comprehensive loss....................       (1080)     (1,291)
                                                                                     ----------  ----------
                           Accrued benefit cost....................................  $     (939) $   (1,356)
                                                                                     ==========  ==========
                         Amounts recognized in the consolidated balance sheets
                           consist of:
                           Accrued benefit liability...............................  $     (180) $     (137)
                           Long term pension liability.............................        (759)     (1,219)
                                                                                     ----------  ----------
                           Accrued benefit cost....................................  $     (939) $   (1,356)
                                                                                     ==========  ==========




                                                            2003   2002
                                                            ------- -------
      Weighted-average assumptions as of December 31
        Discount rate......................................    6.5%  6.5%
        Expected return on plan assets.....................    8.5%  8.0%
        Rate of compensation increase......................    3.5%  3.5%

                                                     2003     2002      2001
                                                  ------------------ -------
     Components of net periodic benefit cost:
       Service cost.............................  $     61  $     68  $     67
       Interest cost............................       156       158       148
       Recognized loss..........................        75        42        --
       Expected return on plan assets...........       (93)     (126)     (254)
                                                  --------- --------  --------
       Net periodic benefit cost (benefit)......  $    199  $    142  $    (39)
                                                  ========  ========  ========




The expected return on plan assets is based on long term return assumptions for the plan assets adjusted for past fund performance. Approximately 98% of plan assets are invested in equity mutual funds. The Company projects a contribution into the plans in 2004 of approximately $379,000. The Company does not expect benefit payments to materially increase from the amounts paid in 2003 and 2002. The Company has a minimum pension liability, recorded net of income tax benefit, in other comprehensive income of approximately $470,000 at December 31, 2003 relative to the long term pension liability.

    The Company sponsored several defined contribution savings plans (IRS qualified 401(k) plans) for employees of their U.S. based subsidiaries. Participation in the plans is available to all salaried and hourly employees of the Company. Participating employees contribute to the 401(k) plans based on a percentage of their compensation which are matched, based on a percentage of employee contributions by the Company. The Company recorded expense under these plans of $1,835, $1,674 and $1,583 for the periods ended December 31, 2003, 2002 and 2001, respectively.

    No significant Company sponsored employee savings plans were provided to non-U.S. employees during the three years ended December 31, 2003.

12.  Management Incentive Plans

    The Company has implemented certain management incentive plans as described below.

Stock Option Plan

    The Company's Stock Option Plan (the Plan), provides incentives to key employees and directors (including non-employee directors) of the Company by granting them nonqualified stock options of up to 299,950 shares of the Company's common stock. The Plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom options will be granted, the number of options, and other terms and conditions of the options. The committee increased the number of options available for grant from 240,713 to 299,950 in 2002. Options are granted at not less than the fair value on the date of grant. Options granted from the Plan are subject to a five year maximum vesting period and expire ten years from the date of grant. Options available for grant are 11,350 at December 31, 2003. Options to date have been granted only to employees and two directors. At December 31, 2003, 137,520 options were exercisable by participants at $115.00. No options have been exercised at December 31, 2003. The weighted average remaining contractual life and weighted average exercise price of the options at December 31, 2003 are 7.6 years and $115.00 per option share, respectively.

    The Company has stock options outstanding as follows:

                                                     Exercise
                                          Options      Price
                                        ---------   ----------
     Balance at January 1, 2001.......    168,050
     Granted..........................     15,500   $   129.50
     Forfeitures......................    (18,000)  $   129.50
                                        ---------
     Balance at December 31, 2001.....    165,550
                                        =========
     Granted..........................     61,900   $   129.50
     Granted..........................     92,500   $   115.00
     Forfeitures......................    (38,000)  $   129.50
                                        ---------
     Balance at December 31, 2002.....    281,950
                                        =========

     Surrendered......................   (189,450)  $  129.50
     Granted..........................    214,100   $  115.00
     Forfeitures......................    (18,000)  $  129.50
                                        ---------
     Balance at December 31, 2003.....    288,600
                                        =========



    The fair value of each award is estimated on the date of award using the Minimum Value award-pricing model with risk free interest rate of 4.0% and expected award lives of up to ten years for 2003. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

    Because the Company's options have characteristics significantly different from those of traded stock options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its awards.

    In January 2003, the Company offered to any participant in the stock option plan who so elected, the opportunity to voluntarily surrender all existing option grants, both vested and unvested, and agreed to reissue new options to those participants approximately 181 days after the existing options have been surrendered. The strike price of the new grants was $115.00, greater than the fair market value of the Company's stock on the date of re-issuance. All of the participants that held options at $129.50 per share elected to surrender all such options on February 19, 2003 and receive a like number of options at the strike price as determined above. On October 7, 2003, the Company granted new options to employees that had surrendered them previously at a strike price of $115.00.

13.  Operating Leases

    The Company leases buildings, machinery and equipment under operating leases which expire on various dates through 2014. Rent expense for all operating leases was $2,190, $1,892 and $1,849 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases with terms in excess of one year are as follows:


                  2004.................  $   1,222
                  2005.................        984
                  2006.................        816
                  2007.................        762
                  2008.................        768
                  2009 and thereafter..      4,317
                                         ---------
                                         $  10,144

14.  Capital Leases

    Property under capital leases included within property, plant, and equipment are as follows:

                                                      December 31
                                                  ------------------
                                                     2003     2002
                                                  -------- ---------
              Buildings.........................  $  1,912 $   1,912
              Machinery and equipment...........       423       386
                                                  -------- ---------
                                                     2,335     2,298
              Less: Accumulated depreciation....     1,344     1,140
                                                  -------- ---------
                                                  $    991 $   1,158
                                                  ======== =========

    Future minimum lease payments under capital leases at December 31, 2003, together with the present value of the minimum lease payments are as follows:

          2004...................................  $     738
          2005...................................        765
          2006...................................        742
          2007...................................        737
          2008...................................        394


          Total minimum payments.................      3,376
          Less: Amounts representing interest....        829
                                                   ---------
          Present value of minimum payments......      2,547
          Less: Current portion..................        429
                                                   ---------
          Total long-term portion................  $   2,118
                                                   =========

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

    The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2.) Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $9.1 million, $12.5 million and $9.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

    The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:



                                                    Commercial Construction    Totals
                                                   ----------- ------------ -----------
     As of and for the year ended December 31,
       2003:
       Revenues from external customers........... $   233,518  $  138,098  $  371,616
       Depreciation and amortization expense......       6,440       2,546       8,986
       Segment profit.............................      22,407      19,459      41,866
       Segment assets.............................     192,949      95,272     288,221
       Goodwill...................................      73,935      49,007     122,942
       Expenditures for long-lived assets.........       5,686       1,937       7,623
     As of and for the year ended December 31,
       2002:
       Revenues from external customers........... $   240,067  $  121,043  $  361,110
       Depreciation and amortization expense......       6,304       2,581       8,885
       Segment profit.............................      19,766      18,105      37,871
       Segment assets.............................     190,685      98,356     289,041
       Goodwill...................................      73,935      49,007     122,942
       Expenditures for long-lived assets.........       4,337       1,627       5,964
     As of and for the year ended December 31,
       2001:
       Revenues from external customers........... $   245,375  $  111,326  $  356,701
       Depreciation and amortization expense......      12,453       4,891      17,344
       Segment profit.............................      16,908      12,259      29,167
       Segment assets.............................     208,059     100,726     308,785
       Expenditures for long-lived assets.........       5,182       2,507       7,689



    A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:

                                                                     As of and for the
                                                                 Years Ended December 31,
                                                              2003        2002         2001
                                                          ----------- ----------- -----------
       Net sales:
         External revenues from reportable Segments.....  $   371,616 $   361,110  $   356,701
                                                          =========== ===========  ===========
       Profit:
         Total profit for reportable segments...........  $    41,866 $    37,871  $    29,167
         Unallocated corporate expense..................       (9,063)    (12,481)      (9,734)
                                                          ----------- -----------  -----------
            Operating income............................  $    32,803 $    25,390  $    19,433
                                                          =========== ===========  ===========
       Assets:
         Total assets for reportable segments...........  $   288,221 $   289,041  $   308,785
         Elimination of intercompany accounts...........       (1,612)     (1,611)      (1,807)
         Unallocated corporate assets...................        3,135      21,238       43,312
                                                          ----------- -----------  -----------
            Consolidated assets.........................  $   289,744 $   308,668  $   350,290
                                                          =========== ===========  ===========


    There is no significant inter-segment revenue or cost of sales to be eliminated. The valuation allowance of $7,899 against the deferred tax asset balance at December 31, 2003 is included in the unallocated corporate asssets line in the above reconciliation (See Note 10). Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:




                                                                         Segment     Unallocated
                                                                         Totals    Corporate ItemsConsolidated
                      Other significant items:
                        For the year ended December 31, 2003
                           Expenditures for long-lived assets.......  $     7,623     $    559     $     8,182
                           Goodwill.................................  $   122,942     $  1,446     $   124,388
                           Depreciation and amortization............  $     8,986     $    324     $     9,310
                        For the year ended December 31, 2002
                           Expenditures for long-lived assets.......  $     5,964     $    596     $     6,560
                           Goodwill.................................  $   122,942     $  1,446     $   124,388
                           Depreciation and amortization............  $     8,885     $    264     $     9,149
                        For the year ended December 31, 2001
                           Expenditures for long-lived assets.......  $     7,689     $    351     $     8,040
                           Depreciation and amortization............  $    17,344     $  1,918     $    19,262



    Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:



                                                                           As of and for the Years Ended
                                                                                   December 31,
                                                                           2003        2002        2001
                                                                       ----------- ----------- --------
                          Net sales:
                            United States...........................   $   325,483 $   315,759 $  313,689
                            Mexico, South America, Europe, Asia.....        46,133      45,621     43,012
                                                                       ----------- ----------- ----------
                            Consolidated net sales..................   $   371,616 $   361,110 $  356,701
                                                                       =========== =========== ==========
                          Long-lived assets:
                            United States...........................   $   176,604 $   176,475 $  204,006
                            Mexico, South America, Europe, Asia.....        15,661      15,863     18,014
                                                                       ----------- ----------- ----------
                            Consolidated long lived assets..........   $   192,265 $   192,338 $  222,020
                                                                       =========== =========== ==========


17.  Supplemental Cash Flow Information

    The following table provides supplemental cash flow data in addition to the information provided in the consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001:

                                2003      2002       2001
                             -------------------- -------
          Cash paid for:
            Interest......   $  22,286 $   24,007 $   24,650
            Income taxes..         509        370        303




18.  Selected Quarterly Data (Unaudited)


                                                                                       Quarter
                                                                   ---------------------------------------------
                                                                       First     Second       Third      Fourth
                                                                   ---------- ----------- ---------- -----------
                   2003
                   Net sales....................................   $   89,821 $    92,560 $   98,747  $  90,488
                   Operating income ............................        6,826       9,064     10,066      6,847
                   Net income (loss) ...........................           95       1,372      2,226     (7,909)
                   2002
                   Net sales....................................   $   86,748 $    94,933 $   95,023  $   84,406
                   Operating income (loss)......................        5,941       9,640     10,596        (787)
                   Cumulative effect of change in accounting
                     principle, net of income tax benefit.......           --     (17,064)        --          --
                   Net income (loss)............................         (287)    (15,390)     2,558      (4,387)
                   2001
                   Net sales....................................   $   88,877 $    91,767 $   92,503  $   83,554
                   Operating income.............................        4,597       6,109      7,924         803
                   Net income (loss)............................       (3,104)        747       (186)     (3,514)



    Net loss for the fourth quarter of 2003 includes tax expense of $7.9 million relative to the recording of a valuation allowance on the net deferred tax asset balance (See Note 10). Operating income for the fourth quarter of 2002 includes a $4.1 million provision for plant closure costs relative to the planned closures of two of the Company's manufacturing facilities in 2003 (see Note 4).

19.      Related Parties

    The Company has a management agreement with AEA Investors Inc., the majority stockholder of the Company, under which AEA Investors LLC provides us with advisory and consulting services for an annual aggregate fee of $1.0 million, payable in four quarterly installments, plus reasonable out-of-pocket costs and expenses.


20.  Other Financial Information

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

    The following sets forth the financial data at December 31, 2003 and for the year then ended.



                                                       Guarantor   Non-Guarantor
                                                     Subsidiaries  Subsidiaries  Parent   Eliminations   Total

                   Statement of Operations Data for
                   the Year Ended December 31,
                     2003:
                   Net sales......................    $ 325,483    $ 46,133    $       --  $       -- $  371,616
                   Cost of goods sold.............      234,013      34,362            --          --    268,375
                                                      ---------    --------    ----------  ---------- ----------
                   Gross profit...................       91,470      11,771            --          --    103,241
                   Selling, general, and
                     Administrative expenses......       52,435       9,559         8,443          --     70,437
                                                      ---------    --------    ----------  ---------- ----------
                   Operating income (loss)........       39,035       2,212        (8,443)         --     32,804
                   Interest expense...............      (22,944)       (821)       (1,652)         --    (25,417)
                                                      ---------    --------    ----------  ---------- ----------
                   Income (loss) before income taxes
                     and extraordinary item and
                     cumulative effect of change in
                     accounting principle.........    $  16,091    $  1,391    $  (10,095) $       -- $    7,387
                                                      =========    ========    =========== ========== ==========
                   Balance Sheet Data:
                   Assets:
                   Current assets.................    $  83,569    $ 21,686    $    6,413  $  (21,650)$   90,018
                   Property, plant and equipment,
                     Net..........................       54,259      12,626           992          --     67,877
                   Goodwill, net..................      121,353       3,035            --          --    124,388
                   Deferred financing costs, net..        5,602          --         1,672          --      7,274
                   Deferred income taxes..........        6,004         863        (6,867)         --         --
                   Other assets...................        5,022          28       282,633    (287,494)       187
                                                      ---------    --------    ----------  ---------- ----------
                   Total assets...................    $ 275,809    $ 38,238    $  284,843  $ (309,144)$  289,744
                                                      =========    ========    ==========  ========== ==========
                   Liabilities and stockholders'
                     equity:
                   Current liabilities............    $  59,354    $ 15,498    $    3,433  $  (21,650)$   56,635
                   Long-term liabilities..........      210,019       8,632       206,267    (213,373)   211,545
                   Total stockholders' equity.....        6,436      14,108        75,143     (74,121)    21,564
                                                      ---------    --------    ----------  ---------- ----------
                   Total liabilities and
                   stockholders'                      $ 275,809    $ 38,238    $  284,843  $ (309,144)$  289,744
                                                      =========    ========    ==========  ========== ==========
                     Equity.......................
                   Statement of Cash Flows Data
                     Operating Activities
                   Net loss.......................    $  10,158    $    151    $  (14,525) $       -- $   (4,216)
                   Depreciation and amortization..        7,634       1,353           323          --      9,310
                   Deferred income taxes..........           84         (43)       11,088          --     11,129

                   Foreign exchange gains (losses)         (243)     (1,464)           --          --     (1,707)

                   Amortization of deferred
                   financing Costs................        1,542                       534          --      2,076


                   Amortization of bond discounts.           --          --           583          --        583

                   Other..........................       (5,982)     (1,515)        6,051          --     (1,446)
                                                      ---------    --------    ----------  ---------- ----------
                   Changes in operating activities       13,193      (1,518)        4,054          --     15,729
                   Investing activities
                   Purchase of property,
                     Equipment, net...............       (6,848)       (775)         (559)         --     (8,182)
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash used in investing
                     Activities...................       (6,848)       (775)         (559)         --     (8,182)
                   Financing activities
                   Intercompany financing.........      (11,971)      2,615         9,356          --

                   Payments on long term
                     debt.........................         (300)       (507)         (475)         --     (1,282)
                   Payments on capital leases.....         (392)         38                        --       (354)
                   Net payments on revolving credit
                     facilities...................           44         370       (12,376)         --    (11,959)
                                                      ---------    --------    ----------  ---------- ----------

                   Net cash.......................      (12,619)      2,516        (3,495)         --    (13,598)

                                                            (37)        418                        --        381
                                                      ---------    --------    ----------  ---------- ----------

                   Net increase (decrease) in cash       (6,311)        641            --          --     (5,670)

                   Net increase (decrease) in cash       11,378       2,746            --         --      14,124
                                                      ---------    --------    ----------  ---------- ----------
                   Cash and cash equivalents, end
                   of period......................    $   5,067    $  3,387            --         --  $    8,454
                                                      =========    ========    ==========  ========== ==========



    The following sets forth the financial data at December 31, 2002 and for the year then ended.




                                                     Guarantor    Non-Guarantor
                                                     Subsidiaries Subsidiaries   Parent   Eliminations   Total
                   Statement of Operations Data for
                     the Year Ended December 31,
                     2002:
                   Net sales......................    $ 315,758    $ 45,352    $       --  $       -- $  361,110
                   Cost of goods sold.............      225,980      33,780            --          --    259,760
                                                      ---------    --------    ----------  ---------- ----------
                   Gross profit...................       89,778      11,572            --          --    101,350
                   Selling, general, and
                     administrative expenses......       52,854      10,730        12,376          --     75,960
                                                      ---------    --------    ----------  ---------- ----------
                   Operating income (loss)........       36,924         842       (12,376)         --     25,390
                   Interest expense...............      (23,004)       (941)       (1,582)         --    (25,527)
                                                      ---------    --------    ----------  ---------- ----------
                   Income (loss) before income taxes
                     and extraordinary item and
                     cumulative effect of change in
                     accounting principle.........    $  13,920    $    (99)   $  (13,958) $       -- $     (137)
                                                      =========    ========    ==========  ========== ==========
                   Balance Sheet Data:
                   Assets:
                   Current assets.................    $  84,629    $ 20,497    $    6,597  $  (10,706)$  101,017
                   Property, plant and equipment,
                     net..........................       55,011      12,183           756          --     67,950
                   Goodwill, net..................      121,353       3,035            --          --    124,388
                   Deferred financing costs, net..        7,144          --         2,206          --      9,350
                   Deferred income taxes..........        6,730         863        (1,721)         --      5,872
                   Other assets...................       10,941          38       282,633    (293,521)        91
                                                      ---------    --------    ----------  ---------- ----------
                   Total assets...................    $ 285,808    $ 36,616    $  290,471  $ (304,227)$  308,668
                                                      =========    ========    ==========  ========== ==========
                   Liabilities and stockholders'
                     equity:
                   Current liabilities............    $  51,084    $ 14,156    $    3,532  $  (10,706)$   58,066
                   Long-term liabilities..........      210,748      18,722       218,352    (223,073)   224,749
                   Total stockholders' equity.....       23,976       3,738        68,587     (70,448)    25,853
                                                      ---------    --------    ----------  ---------- ----------
                   Total liabilities and
                   stockholders' equity...........    $ 285,808    $ 36,616    $  290,471  $ (304,227)$  308,668
                                                      =========    ========    ==========  ========== ==========
                   Statement of Cash Flows Data
                     Operating Activities
                   Net loss.......................    $  (8,820)   $ (1,817)   $   (6,869) $       -- $  (17,506)
                   Depreciation and amortization..        7,658       1,228           263          --      9,149
                   Cumulative effect of change in
                     accounting principle, net of
                     income tax benefit...........       15,547       1,433            84          --     17,064
                   Deferred income taxes..........           19          --            --                     19
                   Foreign exchange gains (losses)           89      (1,531)           --          --     (1,442)
                   Amortization of deferred
                   financing Costs................        1,305          --           485          --      1,790
                   Amortization of bond discount and
                     Other........................           72          --            82          --        154
                   Changes in operating assets and
                     liabilities..................       25,277       3,995           275      (3,487)    26,060
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash provided by (used in)
                     operating activities.........       41,146       3,308        (5,680)     (3,487)    35,287
                   Investing activities
                   Proceeds from sale of property,
                     plant and equipment..........          362          --            --          --        362
                   Purchase of property, plant &
                     equipment....................       (4,575)     (1,370)         (615)         --     (6,560)
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash used in investing
                     activities...................       (4,213)     (1,370)         (615)         --     (6,198)
                   Financing activities
                   Capital contributions..........           --          --            (5)         --         (5)
                   Intercompany financing.........      (35,946)         --        35,946          --         --
                   Payments on acquisition note
                     payable......................         (203)       (266)           --          (3)      (472)
                   Deferred financing costs.......           --          --        (2,196)         --     (2,196)
                   Payments on capital leases.....         (391)         --            --          --       (391)
                   Net payments on revolving credit
                     facilities...................           --        (128)      (27,455)         --    (27,578)
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash provided by (used in)
                     financing activities.........      (36,543)       (394)        6,295          --    (30,642)
                   Effect of foreign currency
                   changes on cash...............            31          60            --          --         91
                                                      ---------    --------    ----------  ---------- ----------
                   Net increase (decrease) in cash          423       1,604            --      (3,487)    (1,460)
                   Cash and cash equivalents,
                     beginning of period..........       10,955       1,142            --       3,487     15,584
                                                      ---------    --------    ----------  ---------- ----------
                   Cash and cash equivalents, end of
                     period.......................    $  11,378    $  2,746    $       --  $       -- $   14,124
                                                      =========    ========    ==========  ========== ==========


    The following sets forth the financial data at December 31, 2001 and for the year then ended.



                                                     Guarantor    Non-Guarantor
                                                     Subsidiaries Subsidiaries    Parent   Eliminations   Total
                   Statement of Operations Data for
                     the Year Ended December 31,
                     2001:
                   Net sales......................    $ 313,689    $ 43,012    $       --  $       -- $  356,701
                   Cost of goods sold.............      226,901      31,792            --          --    259,253
                                                      ---------    --------    ----------  ---------- ----------
                   Gross profit...................       86,228      11,220            --          --     97,448
                   Selling, general, and
                     administrative expenses......       59,180      10,941         7,894          --     78,015
                                                      ---------    --------    ----------  ---------- ----------
                   Operating income...............       27,048         279        (7,894)         --     19,433
                   Equity in undistributed earnings
                   of                                    (1,656)         --        (1,832)      3,488         --
                     subsidiaries.................
                   Interest expense...............      (24,701)     (1,174)       (1,115)         --    (26,990)
                                                      ---------    --------    ----------  ---------- ----------
                   Income (loss) before
                   extraordinary items and
                   income taxes...................    $     691    $   (895)   $  (10,841) $    3,488 $   (7,557)
                                                      =========    ========    ==========  ========== ==========
                   Cash Flows Data
                     Operating Activities
                   Net income (loss)..............    $     458    $ (1,077)       (8,925) $    3,487 $   (6,057)
                   Depreciation and amortization..       17,538       1,595           129          --     19,262
                   Deferred income taxes..........         (922)         --            --                   (922)
                   Foreign exchange losses........           --         458            --          --        458
                   Amortization of deferred
                   financing costs................        1,303          --            60          --      1,363

                   Amortization of bond discount..           --          --           132          --        132
                   Changes in operating assets and
                     liabilities..................          888       1,428         2,019          --      4,335
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash provided by (used in)
                     operating activities.........       19,265       2,404        (6,585)      3,487     18,571
                   Investing activities
                   Acquisition of business........       (6,388)     (1,737)         (136)                (8,261)
                   Purchase of property, plant &
                     equipment....................       (5,693)     (1,996)         (351)         --     (8,040)
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash used in investing
                     activities...................      (12,081)     (3,733)         (487)         --    (16,301)
                   Financing activities
                   Capital contributions..........           --          --           400          --        400
                   Payments on acquisition note
                     payable......................           --          --            --          --         --
                   Proceeds from long term debt...           --       1,273            --          --      1,273
                   Payments on long term debt.....         (200)         --            --          --       (200)
                   Deferred financing costs.......           --          --          (404)         --       (404)
                   Payments on capital leases.....         (255)         --            --          --       (255)
                   Net proceeds from revolving
                    credit facilities.............           --        (974)        5,512          --      4,538
                                                      ---------    --------    ----------  ---------- ----------
                   Net cash provided by (used in)
                    financing activities..........         (455)        299         5,508          --      5,352
                   Effect of foreign currency
                   changes on cash................           --         (46)           --          --        (46)
                                                      ---------    --------    ----------  ---------- ----------
                   Net decrease in cash...........        6,729      (1,076)       (1,564)      3,487      7,576
                   Cash and cash equivalents,
                     beginning of period..........        4,226       2,218         1,564          --      8,008
                                                      ---------    --------    ----------  ---------- ----------
                   Cash and cash equivalents, end of
                     period.......................    $  10,955    $  1,142    $       --  $    3,487 $   15,584
                                                      =========    ========    ==========  ========== ==========



                           ANNUAL REPORT ON FORM 10-K

                              ITEMS 14(A) AND 14(C)

                                  EXHIBIT INDEX

Exhibit
Number                                Description
-------- ------------------------------------------------------------------
  3.1    Certificate of Incorporation Sovereign Specialty Chemicals,
         Inc., incorporated by reference to the Company's
         Registration Statement on Form S-8 as filed on January 28,
         2000
  3.2 By-Laws of Sovereign Specialty Chemicals, Inc., as amended September 16, 2002, incorporated by reference to the
         Company's Registration Statement on Form 10-Q/A as filed on December 19, 2002
  4.1    Amended and Restated Credit Agreement,
         dated as of April 6, 2000 incorporated by
         reference to the Company's registration
         Statement on Form S-4 as filed on May 12,
         2000
 4.1A Amendment No. 1 and Waiver, dated October 30, 2000, among Sovereign Specialty Chemicals, Inc., the Guarantors and
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P.
         Morgan Securities Inc. and JPMorgan Chase Bank (formerly the
         Chase Manhattan Bank) as filed on Form 8-K/A as filed on
         January 16, 2001 and incorporated by reference herein
 4.1B    Amendment No. 2, dated January 26, 2001, among Sovereign
         Specialty Chemicals, Inc., the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
         Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
         Bank) as filed on Form 10-K/A as filed on June 20, 2001 and incorporated by reference herein
 4.1C    Amendment No. 3, dated March 1, 2002 among Sovereign
         Specialty Chemicals, Inc., the Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities
         Inc. and JPMorgan Chase Bank (formerly the Chase Manhattan
         Bank) as filed on Form 10-K as filed March 29, 2002 and incorporated by reference herein
 4.1D    Amendment No. 4, dated December 20, 2002 among Sovereign
         Specialty Chemicals, Inc., the Guarantors and JPMorgan Chase
         Bank as filed on Form 10-K as filed March 14,2003 and incorporated by reference herein
  4.2    Amended and Restated Shareholders
         Agreement, dated May 12, 2000 between and
         among Sovereign Specialty Chemicals, Inc.,
         SSCI Investors LLC and the Shareholders
         listed on Schedule I Thereto, incorporated
         by reference to the Company's Registration
         Statement on Form S-4 as filed on May 12,
         2000
         (Registration No. 333-36898)
  4.3    Amended and Restated Shareholders Agreement, dated December
         14, 1999, by and among Sovereign Specialty Chemicals, Inc.
         SSCI Investors LLC, and Sovereign Specialty Chemicals L.P.
         as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
  4.3A   Amendment No. 1 to Amended and Restated Shareholders
         Agreement dated December 14, 1999, by and among Sovereign Specialty Chemicals, Inc., SSCI Investors LLC, and Sovereign Specialty Chemicals, L.P. as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
  4.3B Amendment No. 1 (sic) to Amended and Restated Shareholders Agreement, dated as of December 31, 2002, by and among Sovereign Specialty Chemicals, Inc., SSCI Investors LLC, and Robert B. Covalt as filed on Form 10-K as filed on March 14, 2003 and incorporated by reference herein

  4.4 Indenture dated March 29, 2000 among Sovereign Specialty Chemicals, Inc., the Guarantors and The Bank of New York, as Trustee. Incorporated by reference to exhibit 4.4 of the Company's Registration Statement on Form S-4 filed on May 12, 2000 (Registration No. 333-36898)
  4.5 Forms of 11 7/8% Senior Subordinated Notes due 2010, Series A and Series B Notes
         (contained in Exhibit 4.4 as Exhibit A and
         B thereto, respectively). Incorporated by reference to Exhibit 4.5 of the Company's
         Registration Statement on Form S-4 filed on
         May 12, 2000 (Registration No. 333-36898)
  4.6 Form of Guarantee (contained in Exhibit 4.4 as Exhibit A and B thereto). Incorporated by reference to exhibit 4.6 of the Company's Registration Statement on Form
         S-4 filed on May 12, 2000 (Registration No.
         333-36898)
  4.7    Registration Rights Agreement dated March
         29, 2000 among Sovereign Specialty
         Chemicals, Inc., the Guarantors, J.P.
         Morgan Securities Inc., Merrill Lynch,
         Pierce Fenner & Smith Incorporated and
         Chase Securities Inc. Incorporated by
         Reference to exhibit 4.7 of the Company's
         Registration Statement on Form S-4 filed on
         May 12, 2000 (Registration No. 333-36898)
  4.8 First Supplemental Indenture dated as of March 22, 2001 among Sovereign Specialty Chemicals Inc., the Guarantor party thereto and the Bank of New York, as trustee as filed on Form 10-K as filed on March 27, 2001 and incorporated by Reference herein
 10.2    Employment Agreement, dated February 11,
         2002 between Sovereign Specialty Chemicals and John R. Knox as filed on Form 10-K as filed March 29, 2002 and incorporated by Reference herein
 10.3 Employment Agreement, dated December 29, 1999 between Sovereign Specialty Chemicals, Inc. and Peter Longo as filed on Form 10-K as filed on March 27, 2001 and incorporated by Reference herein
 10.4 Employment Agreement, dated October 1, 2002 between Sovereign Specialty Chemicals Inc and Norman E. Wells, Jr. as filed on Form 8-K as filed on December 3, 2002 and incorporated by reference herein
 10.5 Employment Agreement, dated October 31, 2002 Sovereign Specialty Chemicals, Inc and Terry D. Smith as filed on Form 8-K as filed on December 3, 2002 and incorporated by Reference herein
 10.6 Sovereign Specialty Chemicals, Inc. Management Incentive Compensation Plan dated January 1, 2000 as filed on Form 10-K as filed on March 27, 2001 and incorporated by Reference herein
 10.7 Sovereign Specialty Chemicals, Inc. Stock Option Plan, dated December 29, 1999 as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
 10.8 Non-qualified Stock Option Agreement between Sovereign Specialty Chemicals, Inc. and Robert B. Covalt, dated December 31, 1999 as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein
10.8A First Amendment to Non-qualified Stock Option Agreement between Sovereign Specialty Chemicals, Inc. and Robert B. Covalt, dated January 4, 2000 as filed on Form 10-K as filed on March 27, 2001 and incorporated by reference herein

 10.8B Non-qualified Stock Option Agreement between Sovereign Specialty Chemicals, Inc, and Norman E. Wells, Jr., dated October 1, 2002 as filed on Form 8-K as filed on December 3, 2002 and incorporated by reference herein
 10.10 Non-qualified stock option Agreement between Sovereign Specialty Chemicals, Inc. and the individuals listed in
          Schedule 1 thereto, dated December 29, 1999 as filed on Form 10-K as filed on March 27, 2001 and incorporated by Reference herein
 10.14 Asset Purchase Agreement dated March 31, 1996 among The BFGoodrich Company, Sovereign Engineered Adhesives, L.L.C.
          and the Parent Partnership+
 10.15 Purchase Agreement, dated August 19, 1996 among The Sherwin-Williams Company, Pierce & Stevens Canada, Inc., the Parent Partnership and P&S Holdings, Inc.+
 10.16 Stock Purchase Agreement dated May 22, 1997 between Laporte Inc. and the Parent Partnership+
 10.17 Closing Agreement dated August 5, 1997 between Laporte Inc., the Parent Partnership and the Company+
 10.20    Stock Purchase Agreement, dated March 5, 1998, by among
          Burke Industries, Inc., Mercer and the Company+
 10.21    Stock Purchase Agreement by and among Mini Crown Funding
          Corp (Buyer), Sovereign Specialty Chemicals, Inc. (Parent), Imperial Adhesives Inc. and NS Group Inc. (Seller) dated September 13, 2000. incorporated by reference to the Company's Form 8-K/A dated December 22, 2000
 10.22 Business and Share Agreement for the sale of a Specialty Adhesives business dated
          October 31, 2000, among Croda Holdings LLC,
          Croda Adhesives do Brasil Ltda, and
          Sovereign Specialty Chemicals, Inc.
          incorporated by reference to the Company's
          Form 8-K/A dated January 16, 2001
  10.23 Management Agreement between AEA Investors Inc and Sovereign Specialty Chemicals, Inc. dated December 31, 1999
   14.0 Code of Ethics and Policy Statements - Conflict of Interest and Competitive Practice

   21.1   Subsidiaries of the Company

   31.1 Certifications as required by Section 302(a) of the Sarbanes-Oxley Act of 2002
   31.2 Certifications as required by Section 302(a) of the Sarbanes-Oxley Act of 2002


   31.4 Audit Committee of the Board of Directors, Audit and Non-Audit Services Pre-Approval Policy
  99.1    Cautionary Statements Regarding Forward Looking Statements

----------

+ Incorporated by reference to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-39373)

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                                       Additions
                                                                 ---------------------
                                                     Balance at  Charged to Charged to
                                                      Beginning   Costs and    Other              Balance at End
                                                      of Period   Expenses   Accounts  Deductions   of Period
                                                     ----------  ---------- ---------- ---------- --------------
                                                                         (Dollars in thousands)

                     Year ended December 31, 2001
                      Reserve and allowances deducted
                       From asset accounts:
                       Allowance for uncollectible
                        Accounts.....................  1,270         694         --        353(1)     1,611
                       Reserve for inventory
                        Obsolescence.................  1,197       2,549         --      1,863(1)     1,883
                       Plant closure reserves........    852          --      1,310(2)  (2,102)          60
                     Year ended December 31, 2002
                      Reserve and allowances deducted
                       From asset accounts:
                       Allowance for uncollectible
                        Accounts.....................   1611         828         --       (500)       1,940
                       Reserve for inventory
                        Obsolescence.................  1,883       1,693         --     (1,911)       1,664
                       Plant closure reserves........     60       4,066         --        (60)       4,066
                     Year ended December 31, 2003
                       Reserve and allowances
                       deducted from asset
                       accounts:
                        Allowance for uncollectible
                         Accounts...................   1,940         682         --     (1,217)       1,405
                        Reserve for inventory
                         Obsolescence..............    1,664         875         --       (769)       1,770
                        Plant closure reserves.....    4,066         396         --     (1,608)       2,854





----------

    (1) Accounts written off, net of recoveries. (2) Balances added relative to acquisitions.