Form 10-Q
period 2004-05-05
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2004-05-05
CIK 1048914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------
                                    FORM 10-Q
                                 ---------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                                 ---------------

                        Commission File Number 333-39373

                       SOVEREIGN SPECIALTY CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                 ---------------

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

    On May 5, 2004, the registrant had 1,432,694 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                   Page Number
                                                                   -----------
   PART I.  Financial Information
   Item 1. Financial Statements:
   Consolidated Balance Sheets at March 31, 2004 (Unaudited)
     and December 31, 2003.........................................     1
   Consolidated Statements of Operations for the three months
     ended March 31, 2004 and 2003 (Unaudited).....................     2
   Consolidated Statements of Cash Flows for the three months
     ended March 31, 2004 and 2003 (Unaudited).....................     3
   Notes to Consolidated Financial Statements......................     4
   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations.................     9
   Item 3. Quantitative and Qualitative Disclosures about
     Market Risk...................................................     15
   Item 4. Controls and Procedures.................................     16
   PART II.  Other Information
   Item 1. Legal Proceedings.......................................     17
   Item 2. Changes in Securities and Use of Proceeds...............     17
   Item 3. Defaults Upon Senior Securities.........................     17
   Item 4. Submission of Matters to a Vote of Security
     Holders.......................................................     17
   Item 5. Other Information.......................................     17
   Item 6. Exhibits and Reports on Form 8-K........................     17
   Signatures......................................................     18

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)

                                                                        March 31,   December 31,
                                                                          2004          2003
                                                                      -----------  -----------
                                                                       (Unaudited)
  Assets
  Current assets:
    Cash and cash equivalents.......................................  $    11,792  $     8,454
    Accounts receivable, net........................................       60,370       51,205
    Inventories.....................................................       31,615       26,574
    Other current assets............................................        4,159        3,785
                                                                      -----------  -----------
  Total current assets..............................................      107,936       90,018
  Property, plant, and equipment, net...............................       66,491       67,877
  Goodwill, net.....................................................      124,388      124,388
  Deferred financing costs, net.....................................        6,754        7,274
  Other assets......................................................          296          187
                                                                      -----------  -----------
  Total assets......................................................  $   305,865  $   289,744
                                                                      ===========  ===========
  Liabilities and stockholders' equity
  Current liabilities:
    Accounts payable................................................  $    39,375  $    31,327
    Accrued expenses................................................       16,469       22,758
    Current portion of long-term debt...............................        1,685        2,122
    Current portion of capital lease obligations....................          411          429
                                                                      -----------  -----------
  Total current liabilities.........................................       57,940       56,635
  Long-term debt, less current portion..............................      219,135      206,108
  Capital lease obligations, less current portion...................        2,094        2,118
  Other long-term liabilities.......................................        2,275        2,319

  Stockholders' equity:
    Common stock, $0.01 par value, 2,700,000 shares authorized,
    1,432,694 and 1,441,189 issued and outstanding..................           15           15
    Common stock, non-voting, $0.01 par value, 2,100,000 shares
    authorized, 730,182 issued and outstanding......................            7            7
    Additional paid-in capital......................................       63,227       64,073
    Accumulated deficit.............................................      (37,700)     (40,488)
    Accumulated other comprehensive loss............................       (1,128)      (1,043)
                                                                      ------------ ------------
  Total stockholders' equity........................................       24,421       22,564
                                                                      -----------  -----------
  Total liabilities and stockholders' equity........................  $   305,865  $   289,744
                                                                      ===========  ===========


          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)



                                                        Three months ended
                                                        ------------------
                                                   March 31, 2004 March 31, 2003
                                                     (Unaudited)    (Unaudited)
                                                     ---------      ---------
  Net sales......................................    $  95,742      $  89,821
  Cost of goods sold.............................       68,120         65,485
                                                     ---------      ---------
  Gross profit...................................       27,622         24,336
  Selling, general and administrative expenses...       18,162         17,510
                                                     ---------      ---------
  Operating income...............................        9,460          6,826
  Interest expense, net..........................        6,197          6,283
                                                     ---------      ---------
  Income before income taxes.....................        3,263          543
  Income tax expense ............................          475            448
                                                     ---------      ---------
  Net income.....................................    $   2,788      $      95
                                                     =========      =========

           See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                         Three months ended
                                                                        ------------------
                                                                   March 31, 2004  March 31, 2003
                                                                     (Unaudited)    (Unaudited)
                                                                      ---------      ---------
 Operating Activities
 Net income ....................................................      $   2,788      $      95
 Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization................................          2,486          2,185
   Amortization of deferred financing costs.....................            520            521
   Amortization of debt discounts...............................            146            141
   Foreign exchange loss (gain).................................            (33)            32
   Deferred income taxes........................................            --             739
   Changes in operating assets and liabilities:
      Accounts receivable.......................................         (9,283)        (4,989)
      Inventories...............................................         (5,041)        (2,717)
      Prepaid expenses and other assets.........................           (377)        (1,146)
      Accounts payable and other liabilities....................          1,684         (1,388)
                                                                      ---------      ---------
 Net cash used in operating activities..........................         (7,110)        (6,527)
 Investing Activities
 Purchase of property, plant and equipment......................           (885)        (1,940)
                                                                      ----------     ---------
 Net cash used in investing activities..........................           (885)        (1,940)
 Financing Activities
 Payments on long-term debt.....................................           (619)          (619)
 Repurchase of common stock..........................................      (846)            --
 Payments for deferred financing costs..........................             --            (34)
 Payments on capital lease obligations..........................            (42)           (43)
 Proceeds from revolving credit facilities......................         13,063         11,000
 Payments on revolving credit facilities........................             --         (7,514)
                                                                      ---------      ---------
 Net cash provided by financing activities......................         11,555          2,790
 Effect of exchange rate changes on cash........................           (222)            16
                                                                      ----------     ---------
 Net increase (decrease) in cash and cash equivalents...........          3,338         (5,661)
 Cash and cash equivalents at beginning of period...............          8,454         14,124
                                                                      ---------      ---------
 Cash and cash equivalents at end of period.....................      $  11,792      $   8,463
                                                                      =========      =========

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                             (Dollars in Thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements as of and for the periods ended March 31, 2004 and 2003, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Interim Financial Information

    The unaudited interim consolidated financial statements of the Company, in the opinion of management, reflect all necessary adjustments, consisting only of normal recurring adjustments, for a fair presentation of results as of the dates and for the interim periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations to be expected for the entire year or any other interim period

    The unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and reporting practices. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures are adequate to make the information not misleading. The unaudited interim consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentation.

2. Plant Closure Costs

    In November 2002, the Company announced the closure of its Cincinnati, Ohio and Kapellen, Belgium manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Substantially all production from this plant was transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production related to the final product line to be transferred was completed in the first quarter of 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to other Company locations. The Company expects that approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At March 31, 2004, 82 employees have been terminated under the announced plan.

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

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures, the Company recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.2 million of termination benefits, $0.3 million of fixed asset write offs, and $0.5 million of other exits costs have been incurred through March 31, 2004. The Company expects approximately $0.3 million of termination benefits, $1.0 million write off of fixed assets in Cincinnati and $0.4 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.5 million of termination benefits in Belgium are long term and this obligation and $0.3 million in other exit costs are recorded in other long term liabilities at March 31, 2004.

    The following provides an analysis of the changes in the plant closure liability for the three months ended March 31, 2004:

     Liability for plant closures, balance at January 1, 2004...$   2,854
     Less: costs incurred three months ended March 31, 2004.....    (340)
                                                                ----------
     Liability for plant closures, balance at March 31, 2004....$   2,514
                                                                =========

3. Inventories

    Inventories are summarized as follows:

                                        March 31,  December 31,
                                          2004         2003
                                       ----------   ---------
                   Raw materials.....  $   10,936   $   9,235
                   Work in process...         572         478
                   Finished goods....      20,701      16,861
                                       ----------   ---------
                                       $   31,615   $  26,574
                                       ==========   =========

4. Comprehensive Loss

    For the three months ended March 31, 2004 and 2003, respectively, the calculation of comprehensive loss is as follows:


                                                            For the
                                                      three months ended
                                                           March 31,
                                                       ------------------
                                                         2004      2003
                                                       -------- ---------
          Net income as reported.....................  $  1,638 $     95
          Foreign currency translation adjustments...      (85)     (191)
                                                       -------- ---------
          Comprehensive loss.........................  $  1,553 $    (96)
                                                       ======== =========

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

    The Company evaluates performance and defines segment profit based upon operating income. The reportable segments' accounting policies are the same as those of the Company as a whole. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits because of unallocated corporate expenses included in selling, general and administrative expenses.

    The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:


                                                    Commercial Construction  Totals
                                                    ---------- ------------ --------

 For the three months ended March 31, 2004:
   Net sales.....................................   $   60,941  $  34,801   $  95,742
   Segment profit................................        6,744       5,049     11,793
 For the three months ended March 31, 2003:
   Net sales.....................................   $   58,610  $   31,211  $  89,821
   Segment profit................................        5,069       4,154      9,223

A reconciliation of the reportable segments to consolidated operating income is as follows:


                                                              For the
                                                        three months ended
                                                             March 31,
                                                      ---------------------
                                                         2004       2003
                                                      ---------- ----------
              Profit:
              Total profit for reportable segments..  $   11,793 $    9,223
              Unallocated corporate expense.........      (2,333)    (2,397)
                                                      ---------- ----------
                Income from operations..............  $    9,460 $    6,826
                                                      ========== ==========

6.  Defined Benefit Pension Plans

The Company sponsors two defined benefit pension plan covering certain salaried and union employees of certain subsidiaries of the Company. The salaried plan is not open to new participants. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The plans provide monthly benefits under a benefit formula. The number of plan participants total 112 in aggregate at March 31, 2004, 88 of which are active or terminated and fully vested and 24 of which are retired and receiving benefits. None of the plan assets of either pension plan are invested in equity of the Company or equity investments in any related party.

                                                         For the
                                                    three months ended
                                                        March 31,
                                                      2004     2003
                                                    -------- --------
      Components of net periodic benefit cost:
        Service cost.............................   $     15 $     17
        Interest cost............................         39       39
        Recognized loss..........................         10       19
        Expected return on plan assets...........        (23)     (31)
                                                    -------- --------
        Net periodic benefit cost ...............   $     41 $     44
                                                    ======== ========

7. Other Financial Information

    The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited condensed financial statement data as of March 31, 2004 and 2003 of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

    The following sets forth the unaudited financial data at March 31, 2004 and for the three months then ended.



                                           Guarantor   Non-Guarantor
                                          Subsidiaries Subsidiaries   The Company  Eliminations   Total
                                           ---------     --------      ---------    ---------- ----------
     Statement of operations data:
     Net sales..........................   $  83,379     $ 12,363      $      --    $       -- $   95,742
     Cost of goods sold.................      58,805        9,315             --            --     68,120
                                           ---------     --------      ---------    ---------- ----------
     Gross profit.......................      24,574        3,048             --            --     27,622
     Selling, general and administrative
       expense..........................      13,457        2,371          2,334            --     18,162
                                           ---------     --------      ---------    ---------- ----------
     Operating income (loss)............      11,117          677         (2,334)           --      9,460
     Interest expense, net..............      (5,288)        (107)          (802)           --     (6,197)
                                           ----------    ---------     ----------   ---------- -----------
     Income (loss) before income taxes..
                                           $   5,829     $    570      $  (3,136)   $       -- $    3,263
                                           =========     ========      ==========   ========== ==========
     Balance sheet data:
     Current assets.....................   $  91,028     $ 23,389      $  23,904    $  (30,385)$  107,936
     Property plant and equipment, net..      53,026       12,576            889            --     66,491
     Goodwill...........................     121,353        3,035             --            --    124,388
     Deferred financing costs, net......       5,218           --          1,536            --      6,754
     Deferred income taxes..............       6,004          863         (6,867)           --         --
     Other assets.......................       4,995           12        282,633      (287,344)       296
                                           ---------     --------      ---------    ---------- ----------
     Total assets.......................   $ 281,624     $ 39,875      $ 302,095    $ (317,729)$  305,865
                                           =========     ========      =========    ========== ==========
     Liabilities and stockholders' equity:
     Current liabilities................   $  69,112     $ 16,238      $   3,450    $  (30,860)$   57,940
     Long-term liabilities..............      204023        9,202        223,502      (213,223)   223,504
     Total stockholders' equity.........       8,489       14,435         75,143       (73,646)    24,421
                                           ---------     --------      ---------    ---------- ----------
     Total liabilities and stockholders'
       Equity...........................   $ 281,624     $ 39,875      $ 302,095    $ (317,729)$  305,865
                                           =========     ========      =========    ========== ==========


                                           Guarantor   Non-Guarantor
                                          Subsidiaries Subsidiaries   The Company  Eliminations   Total
                                           ---------     --------      ---------    ---------- ----------
     Statement of cash flows data:
     Operating Activities:
     Net income (loss)..................   $   4,377     $    394      $  (1,983)   $       -- $    2,788
     Depreciation and amortization......       1,811          352            323            --      2,486
     Foreign exchange (gains) losses....           3          (36)            --            --        (33)
     Amortization of debt discounts.....          --           --            146            --        146
     Amortization of deferred financing
       Costs............................         386           --            134            --        520
     Changes in operating assets and
       Liabilities......................     (10,304)        (172)        (2,542)           --    (13,018)
                                           ----------    ---------     ----------   ---------- -----------
     Net cash provided by (used  in)
      operating Activities..............      (3,727)         538         (3,922)           --     (7,110)
     Investing activities:
     Purchase of property, plant and
       Equipment........................        (239)         (87)          (559)           --       (885)
                                           ----------    ---------     ----------   ---------- -----------
     Net cash used in investing                 (239)         (87)          (559)           --       (885)
      activities........................
     Financing activities:
     Intercompany financing.............       6,927          627         (7,554)           --         --
     Payments on long term debt.........          --         (500)          (119)           --       (619)
     Repurchase of common stock.........          --           --           (846)           --       (846)
     Payments on capital lease                   (42)          --             --            --        (42)
      obligations.......................
     Net proceeds on revolving
       credit facilities................          --           63         13,000            --     13,063
                                           ---------     --------      ---------    ---------- ----------
     Net cash provided by  financing
       activities.......................       6,880          190          4,480            --     11,555
     Effect of foreign  currency  changes
      on cash............................       (139)         (83)            --            --       (222)
                                           ----------    ---------     ---------    ---------- -----------

     Net increase in cash...............       2,780          558             --            --      3,338
     Cash and cash equivalents,
      beginning of period...............      11,378        2,746             --            --      8,454
                                            ---------     --------      ---------    ---------- ----------
     Cash and cash equivalents, end of
       period...........................   $  14,158     $  3,304      $      --    $       -- $   11,792
                                           =========     ========      =========    ========== ==========

      The following sets forth the unaudited financial data at March 31, 2003 and for the three months then ended.


                                          Guarantor   Non-Guarantor
                                          Subsidiaries Subsidiaries   The Company  Eliminations   Total
                                           ---------     --------      ---------    ---------- ----------
     Statement of operations data:
     Net sales..........................   $  77,605     $ 12,216      $      --    $       -- $   89,821
     Cost of goods sold.................      56,444        9,041             --            --     65,485
                                           ---------     --------      ---------    ---------- ----------
     Gross profit.......................      21,161        3,175             --            --     24,336
     Selling, general and administrative
       expense..........................      12,742        2,788          1,980            --     17,510
                                           ---------     --------      ---------    ---------- ----------
     Operating income (loss)............       8,419          387         (1,980)           --      6,826
     Interest expense, net..............      (5,755)         (49)          (479)           --     (6,283)
                                           ---------     --------      ---------    ---------- ----------
     Income (loss) before income taxes..   $   2,664     $    338      $  (2,459)   $       -- $      543
                                           =========     ========      =========    ========== ==========
     Balance sheet data:
     Current assets.....................   $  82,841     $ 21,122      $  15,832    $  (15,558)$  104,237
     Property plant and equipment, net..      54,946       11,821            853            --     67,620
     Goodwill...........................     121,353        3,035             --            --    124,388
     Deferred financing costs, net......       6,785           --          2,078            --      8,863
     Deferred income taxes..............       6,091          863         (1,821)           --      5,133
     Other assets.......................      10,888           39        282,631      (293,471)        87
                                           ---------     --------      ---------    ---------- ----------
     Total assets.......................   $ 282,904     $ 36,880      $ 299,573    $ (309,029)$  310,328
                                           =========     ========      =========    ========== ==========
     Liabilities and stockholders' equity:
     Current liabilities................   $  54,779     $ 15,058      $   3,028    $  (15,558)$   57,307
     Long-term liabilities..............     210,738       18,171        221,378      (223,023)   227,264
     Total stockholders' equity.........      17,387        3,651         75,167       (70,448)    25,757
                                           ---------     --------      ---------    ---------- ----------
     Total liabilities and stockholders'
       equity...........................   $ 282,904     $ 36,880      $ 299,573    $ (309,029)$  310,328
                                           =========     ========      =========    ========== ==========


                                           Guarantor   Non-Guarantor
                                          Subsidiaries Subsidiaries   The Company  Eliminations   Total
                                           ---------     --------      ---------    ---------- ----------
     Statement of cash flows data:
     Operating activities:
     Net income (loss)..................   $   1,181     $    156      $  (1,242)   $       -- $       95
     Depreciation and amortization......       1,821          319             45            --      2,185
     Deferred income taxes..............          --           --            739            --        739
     Foreign exchange (gains) losses....         (30)          62             --            --         32
     Amortization of debt discount......          --           --            141            --        141
     Amortization of deferred financing
       Costs............................         386           --            135            --        521
     Changes in operating assets and
       liabilities......................      (1,617)      (1,884)        (6,739)           --    (10,240)
                                           ---------     --------      ---------    ---------- ----------
     Net cash provided by (used  in)
     operating activities...............       1,741       (1,347)        (6,921)           --     (6,527)
     Investing activities:
     Purchase of property, plant and
       equipment........................      (1,774)         (45)          (121)           --     (1,940)
                                           ---------     --------      ---------    ---------- ----------
     Net cash used in investing
      activities........................      (1,774)         (45)          (121)           --     (1,940)
     Financing activities:
     Intercompany financing.............      (5,068)         849          4,219            --         --
     Payments on long term debt.........          --         (500)            --            --       (500)
     Deferred financing costs...........          --           --            (34)           --        (34)
     Payments on capital lease
      obligations.......................         (43)          --             --            --        (43)
     Net proceeds on revolving
       credit facilities................          --          510          2,857            --      3,367
                                           ---------     --------      ---------    ---------- ----------
     Net cash provided by (used  in)
      financing activities..............      (5,111)         859          7,042            --      2,790
     Effect of foreign currency changes
      on cash...........................         102          (86)            --            --         16
                                           ---------     --------      ---------    ---------- ----------
     Net decrease in cash and cash
       equivalents......................      (5,042)        (619)            --            --     (5,661)
     Cash and cash equivalents, beginning
       of period........................      11,378        2,746             --            --     14,124
                                           ---------     --------      ---------    ---------- ----------
     Cash and cash equivalents, end of
       period...........................   $   6,336     $  2,127      $      --    $       -- $    8,463
                                           =========     ========      =========    ========== ==========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the unaudited interim consolidated financial statements and accompanying notes included herein.

General

    We are a leading developer and supplier of high performance specialty adhesives, sealants and coatings for use in three primary end markets: packaging and converting; industrial; and construction. We operate in the highly fragmented adhesives, sealants and coatings segment of the specialty chemicals industry. We focus on select value-added market niches in which we have established leadership positions and competitive advantages in product development, manufacturing and distribution. Our strategy includes swiftly responding to emerging customer needs and leveraging the depth and breath of our operations, technologies, best practices and expertise. We frequently design our products in cooperation with our customers to meet their unique specifications and to provide critical performance attributes to their products, resulting in a significant number of long-lived primary supplier relationships.

    We are headquartered in Chicago, Illinois, and supported by operations worldwide. We were founded as a partnership in 1995, were incorporated in 1997, and in 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through the integration of ten strategic acquisitions. Currently, our business is comprised of a Commercial segment and a Construction segment. Our Commercial segment (approximately 64% of net sales for the three months ended March 31, 2004) serves a range of industrial end markets, including high-performance specialty adhesives and coatings for transportation, furniture, product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 36% of net sales for the three months ended March 31, 2004) manufactures branded caulk, sealants and adhesives which serve the following end markets: distributors for professional contractors, original equipment manufacturers (OEM's), Co-Op distributors and do-it-yourself retailers. We plan to continue our growth through a combination of strong customer focus and focus on key product areas, new product development, leveraging technology across business units, continued market penetration and international expansion.

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

    Revenue Recognition. Revenue from the sale of products is recognized at the point of passage of title, which is typically at the time of shipment. Before recognizing passage of title, we require that persuasive evidence of a revenue arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured. Rebates, discounts, returns and other allowances are reflected as reductions from gross sales in determining net sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer returns and allowances and discounts are accrued based on our history of sales returns and allowances.

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

    Goodwill. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is tested for impairment at least annually. This impairment test involves various assumptions related to future cash flows, termination values and discount rates for each reporting unit. These assumptions are subjective and based on many different quantitative and qualitative factors that, when revised, can significantly affect the overall evaluation of goodwill impairment.

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

    Deferred Tax Asset- Valuation allowance. Pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, we evaluate the need for a valuation on our net deferred tax asset, including an estimation of our future taxable income to determine an allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

Segment Reporting

    We have two reportable segments: the Commercial segment and the Construction segment. Our Commercial segment serves a range of industrial end markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment manufactures branded caulk, sealants and adhesives which serve the following end markets: distributors for professional contractors, OEM's, Co-Op distributors and do-it-yourself retailers.

    We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.3 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively.

Results of Operations


Three months ended March 31, 2004 compared to three months ended March 31, 2003

    Net Sales. Net sales were $95.7 million and $89.8 million for the three months ended March 31, 2004 and 2003, respectively. The first quarter 2004 net sales level represents an increase of $5.9 million or 6.2% over the prior year. The increase resulted from gains in both the Construction and the Commercial segments. Construction segment sales were $34.8 million in the first three months of 2004, up $3.6 million, or 11.5% from the prior year reflecting sales increases in building material applications and increased sales to the retail do-it-yourself market. Commercial segment sales were $60.9 million in the first quarter of 2004, up $2.3 million, or 4.0% from the prior year due to sales increases in a number of domestic end markets, the largest gains year over year recognized in product assembly and industrial end markets.

    Cost of Goods Sold. Cost of goods sold was $68.1 million for the three months ended March 31, 2004, an increase of $2.6 million, or 3.9% over first quarter 2003 cost of sales of $65.5 million. Gross profit as a percentage of net sales increased for the first three months of 2004 to 28.9% from 27.1% for the first three months of 2003. We did experience increased raw material costs year over year and were able to keep raw material costs, measured as a percentage of net sales, stable through raw material substitutions where possible. As a result of completed plant closures and lean manufacturing initiatives, we reduced manufacturing costs by $0.9 million year over year, while increasing net sales by $5.9 million.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $18.2 million for the three months ended March 31, 2004, an increase of $0.7 million, or 3.6% from the first quarter 2003 expenses of $17.5 million. As a percentage of net sales, SG&A decreased to 19.0% of net sales for the first quarter of 2004 from 19.5% in the first quarter of 2003. Approximately $0.2 million of the increase in SG&A was related to increased depreciation expense. Net of depreciation, the moderate spending increase was reflective of some increases in selling expenses and year over year wage increases, largely offset by reductions in professional and other outside fees. Management remains focused on reducing SG&A as a percent of net sales and on containing costs where possible.

    Operating Income. Operating income was $9.5 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively. Operating income as a percentage of net sales was 9.9% and 7.6% for the three months ended March 31, 2004 and 2003, respectively.

    Interest Expense. Net interest expense was $6.2 million and $6.3 million for the three months ended March 31, 2004 and 2003, respectively. The 1.4% decrease in interest expense was due primarily to the decrease in our average outstanding level of variable rate debt year over year.

    Income tax expense. Income tax expense was $0.5 million for the three months ended March 31, 2004 and represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the first quarter of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. In addition, we continue to provide a full valuation allowance against our net deferred tax assets. The annual 2004 effective income tax rate is expected to be consistent with that of the first quarter. Income tax expense was $0.4 million for the same period in 2003.

Commercial Segment


    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                          For the
                                        three months
                                           Ended
                                          March 31,
                                    ------------------
                                                          Dollar  Percentage
                                       2004      2003     Change    Change
                                    --------  --------   -------- ---------
         Net sales...............   $   60.9  $   58.6   $    2.3      4.0%
                                    ========  ========
         Segment profit..........   $    6.8  $    5.1   $    1.7     33.0%
                                    ========  ========
         Segment profit margin...       11.1%      8.6%
                                    ========  ========

    Net sales were $60.9 million for the three months ended March 31, 2004, representing a $2.3 million increase from first quarter 2003. This increase was due primarily to increased sales of product assembly and transportation applications and modest increases and decreases in other end markets. Segment profit was $6.8 and $5.1 million for the quarters ended March 31, 2004 and 2003, respectively. Segment profit increased as a result of net sales increases, reductions in manufacturing costs and constant SG&A.

    Substantially all production from our Cincinnati, Ohio plant, which primarily produced water borne adhesives, was transferred to our plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production relative to an insignificant product line that had not been transferred at December 31, 2003 was transferred in the first quarter of 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to our other locations. We expect approximately 88 employees, in both manufacturing and support functions will be terminated as part of the closure. At March 31, 2004, 82 employees have been terminated under the announced plan.

    Our Kapellen, Belgium plant which employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market was closed and the production was shifted to our Newark, United Kingdom plant during the first nine months of 2003. Approximately 16 employees, primarily in manufacturing functions, have been terminated as part of the plant closure. A separate Kapellen office will continue to provide sales, technical and distribution support to continental Europe.

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures we recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.2 million of termination benefits, $0.3 million of fixed asset write offs, and $0.5 million of other exits costs have been incurred through March 31, 2004. Approximately $0.3 million of termination benefits, $1.0 million write off of fixed assets in Cincinnati and $0.4 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.5 million of termination benefits in Belgium are long term and this obligation and $0.3 million in other exit costs are recorded in other long term liabilities at March 31, 2004.



Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                       For the
                                    three months
                                        Ended
                                      March 31,
                                ------------------   Dollar  Percentage
                                   2004      2003     Change    Change
                                --------  --------   -------- ----------
     Net sales...............   $   34.8  $   31.2    $  3.6     11.5%
                                ========  ========
     Segment profit..........   $    5.1  $    4.2    $  0.9     21.5%
                                ========  ========
     Segment profit margin...       14.5%     13.3%
                                ========  ========

    Net sales for the Construction segment were $34.8 million for the quarter ended March 31, 2004 and $31.2 million for the quarter ended March 31, 2003. The $3.6 million and 11.5% increase in sales in 2004 was primarily due to the sustained strength of its building materials applications and strength at major retail accounts. Segment profit increased by $0.9 million, or 21.5%, primarily as a result of higher sales volume, reductions in manufacturing costs, management focus on reduction of selling, general and administrative costs that offset higher year over year raw material costs.

Liquidity and Capital Resources

    Net cash used in operating activities was $7.1 million and $6.5 million for the three months ended March 31, 2004 and 2003, respectively. Net income, adjusted for non-cash charges, such as depreciation and amortization, amortization of deferred financing costs, deferred income taxes, foreign currency gains/losses, accounted for approximately $5.0 million and $3.7 million of cash flow for the three months ended March 31, 2004 and 2003, respectively. Cash used in operations increased in the first quarter of 2004 as compared to the first quarter of 2003. During the first three months of 2004, we increased inventory levels by $5.0 million and accounts receivable balances by $9.3 million in the current quarter. As a percentage of net sales, receivables decreased as we continue to shorten the time frame in which we collect on our receivables. The increase in receivables is due to increased sales for the quarter as it relates to the fourth quarter of 2003. We have increased inventory balances in the current quarter to support planned sales increases in the second quarter Consolidated operating working capital (receivables plus inventory less payables) continues to decline as a percentage of net sales due to continued management focus in this area. Operating working capital in dollars and as a percentage of net sales was $52.6 million and 13.8%, $46.5 million and 12.5% and $50.4 million and 13.9% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. This is a point in time comparison but we manage this measure on a monthly basis by looking at a rolling twelve month average operating working capital percentage. We have experienced significant declines throughout the last 20 months as a result of management focus in this area. Receivables and inventory levels are not expected to have declines in balance in 2004 as compared to 2003 levels. Accounts payable increased by $7.9 million and accrued expenses decreased by $6.3 million for the three months ended March 31, 2004. Accrued expense decreased primarily as a result of our semi-annual interest payment on our 11 7/8% senior subordinated notes on March 15, 2004 and payment of prior year bonuses and other year end accruals.

    Net cash used in investing activities was $0.9 million and $1.9 million in the three months ended March 31, 2004 and 2003, respectively, and resulted from additions to property, plant and equipment.

    Net cash provided by financing activities was $11.6 million for the three months ended March 31, 2004. We increased our aggregate borrowings under our credit agreement by approximately $13.0 million in the first quarter of 2004 as a result of normal first quarter working capital build-up and the pay down of year end and other accruals in the three months ended March 31, 2004. March 31, 2004 total debt under our Credit Agreement and cash balances are higher than normal as we did not pay down a portion of the balance drawn under the revolving credit facility at the quarter end. Net debt, defined as total debt less cash, was $211.5 million and $218.4 million at March 31, 2004 and March 31, 2003, respectively.

Credit Facilities

    Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.0 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with an aggregate principal balance of $11.1 million at March 31, 2004 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $46.9 million at March 31, 2004 and no additional capacity to borrow additional funds under that facility.

    The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At March 31, 2004, we had $14.0 million outstanding and $34.0 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.8% and 5.8%, for the three months ended March 31, 2004 and 2003, respectively.

    Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions.

     The Term Loan B includes a $2.4 million discount which is being amortized through interest expense over the life of the facility ($0.6 million through March 31, 2004). The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid in 2005.

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

    We have a Singapore credit facility providing for borrowings up to approximately $1.4 million in U.S. dollars which is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At March 31, 2004, approximately $1.2 million was drawn on the facility.

    Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow (no mandatory payments are pending at March 31, 2004). Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At March 31, 2004, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

    Each of these covenants continues for the term of the Credit Agreement either at the latest level, or a more restrictive level. Deterioration in our current operating performance could result in our failure to satisfy our financial covenants. A failure by us to satisfy the covenants under the Credit Agreement would trigger the lenders' right to require immediate repayment of all or part of the indebtedness; such acceleration, in turn, would also give rise to a right to require immediate repayment by holders of our subordinated notes. The Credit Facility, Term Loan A and Term Loan B are secured by a security interest in substantially all of our subsidiaries' assets, including pledges of the common stock of our domestic and first tier foreign subsidiaries. In addition, the Credit Facility, Term Loan A and Term Loan B are guaranteed by our subsidiaries. Some of our guarantees and pledges are in support of only offshore advances, if any, under the Credit Facility.

Senior Subordinated Notes

    In March 2000, we completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At March 31, 2004, the unamortized discount is $0.6 million.

    The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, the Notes may be redeemed at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

                                      Year          Redemption Price
                             ---------------------- ----------------
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

    Interest payments on the amounts drawn under the Credit Agreement, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.2 million in 2003 and management currently anticipates capital expenditures will be approximately $8.0 million in 2004 and 2005, respectively. While we engage in ongoing evaluations of and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, our management does not expect capital expenditure requirements to increase materially in the foreseeable future.

    Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through March 31, 2005. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.


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

     o uncertainties relating to our ability to consummate our business strategy, including realizing synergies and cost savings from the integration of acquired businesses or from plant closures;

     o the impact of new technologies and the potential effect of delays in the development or deployment of such technologies; and,

     o changes in raw material costs and our ability to adjust selling prices.

    You should not place undue reliance on our forward-looking statements, which are applicable only as of May 5, 2004. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 5, 2004 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

Market Risk Management

    We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of March 31, 2004 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate as discussed below.

Interest Rate Exposure

    Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At March 31, 2004 approximately 68.5% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the Eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at March 31, 2004, we estimate that an immediate 100 basis point rise in interest rates would result in $0.7 million increase in interest expense for the period April 1, 2004 to March 31, 2005. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on March 31, 2004.

Currency Rate Exposure

    Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.82/(pound)1.00 to $1.64/(pound)1.00 at March 31, 2004 would result in a decrease in our earnings before taxes of $0.4 million for the period from April 1, 2004 to March 31, 2005.

Commodities Risk

    We are subject to market risk with respect to commodities because our ability to recover increased raw materials costs through higher pricing may be limited by the competitive environment in which we operate.

    We use a broad variety of specialty and some commodity raw materials in our manufacturing processes. In 2003, we purchased about $201 million of raw materials including acrylic monomers and polymers, resins, natural and synthetic rubbers, solvents, and urethanes. Although these raw materials are derived from crude oil or natural gas, the raw materials are several manufacturing steps removed (downstream) from these basic feed stocks. As a result, the price of oil and gas will affect our costs for these raw materials both upward and downward, but the magnitude of change is diluted.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   31.1 -- Certifications as required by Section 302(a) of the Sarbanes-Oxley Act of 2002

   31.2 -- Certifications as required by Section 302(a) of the Sarbanes-Oxley Act of 2002

   99.1 -- Cautionary Statements for Regarding Forward Looking Statements incorporated by reference to Exhibit 99.1 to the Company's Form 10-K dated February 27, 2004.



(b) Reports on Form 8-K

    On February 27, 2004, we filed a current report of Form 8-K, Item 12, Disclosure of Results of Operations and Financial Condition, disclosing that we had issued a press release on February 27, 2004 to provide an update on our operating results for the three and twelve months ended December 31, 2003.

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOVEREIGN SPECIALTY CHEMICALS, INC.


                                       /s/ NORMAN E. WELLS JR.
                         ------------------------------------------------------
                         Norman E. Wells Jr., Chairman, Chief Executive Officer (Principal Executive Officer)



                                          /s/ TERRY D. SMITH
                         ------------------------------------------------------
                         Terry D. Smith, Vice President, Chief Financial Officer (Principal Financial Officer)
Date: May 5, 2004