Form 10-Q
period 2004-06-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2004-08-02
CIK 1048914

================================================================================


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

                  For the quarterly period ended June 30, 2004

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

    On August 2, 2004, the registrant had 1,432,694 shares of voting common stock outstanding and 730,182 shares of non-voting common stock outstanding.

================================================================================



                       SOVEREIGN SPECIALTY CHEMICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                               Page Number
                                                                                               -----------
                          PART I.  Financial Information
                          Item 1. Financial Statements:
                          Consolidated Balance Sheets at June 30, 2004 (Unaudited)
                            and December 31, 2003.........................................        1
                          Consolidated  Statements  of  Operations  for  the  three  and six
                          months ended June 30, 2004 and 2003 (Unaudited).................        2
                          Consolidated  Statements  of Cash  Flows for the three  months and
                          six months ended June 30, 2004 and 2003 (Unaudited).............        3
                          Notes to Consolidated Financial Statements......................        4
                          Item 2. Management's Discussion and Analysis of
                            Financial Condition and Results of Operations.................        9
                          Item 3. Quantitative and Qualitative Disclosures about
                            Market Risk...................................................        17
                          Item 4. Controls and Procedures.................................        18
                          PART II.  Other Information
                          Item 1. Legal Proceedings.......................................        19
                          Item 2. Changes in Securities and Use of Proceeds...............        19
                          Item 3. Defaults Upon Senior Securities.........................        19
                          Item 4. Submission of Matters to a Vote of Security
                            Holders.......................................................        19
                          Item 5. Other Information.......................................        19
                          Item 6. Exhibits and Reports on Form 8-K........................        19
                          Signatures......................................................        20


              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)






                                                                                                    June 30,  December 31,
                                                                                                      2004       2003
                                                                                                    --------  ------------
                                                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents........................................................................     $9,863   $8,454
  Accounts receivable, net.........................................................................     62,899   51,205
  Inventories......................................................................................     31,602   26,574
  Other current assets.............................................................................      3,679    3,785
                                                                                                    ---------- ---------
Total current assets...............................................................................    108,043   90,018
Property, plant, and equipment, net................................................................     65,266   67,877
Goodwill, net......................................................................................    124,388  124,388
Deferred financing costs, net......................................................................      6,180    7,274
Other assets.......................................................................................        249      187
                                                                                                    ---------- ---------
Total assets.......................................................................................   $304,126 $289,744
                                                                                                    ========== =========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.................................................................................    $38,570   31,327
  Accrued expenses.................................................................................     23,002   22,758
  Current portion of long-term debt................................................................      3,983    2,122
  Current portion of capital lease obligations.....................................................        407      429
                                                                                                    ---------- ---------
Total current liabilities..........................................................................     65,962   56,635
Long-term debt, less current portion...............................................................    204,478  206,108
Capital lease obligations, less current portion....................................................      2,057    2,118
Other long-term liabilities........................................................................      2,284    2,319

Stockholders' equity:
 Common stock, $0.01 par value, 2,700,000 shares authorized,
  1,432,694 and 1,441,189 issued and outstanding...................................................         15       15
 Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, 730,182 issued and outstanding.......................................................          7        7
 Additional paid-in capital........................................................................     63,227   64,073
 Accumulated deficit...............................................................................    (32,257) (40,488)
 Accumulated other comprehensive loss..............................................................     (1,647)  (1,043)
                                                                                                    ----------- --------
Total stockholders' equity.........................................................................     29,345   22,564
                                                                                                    ----------- --------
Total liabilities and stockholders' equity.........................................................   $304,126 $289,744
                                                                                                    =========== ========


                                     See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)


                                                                                    Three months ended  Six months ended
                                                                                          June 30,        June 30,
                                                                                     ------------------ -----------------
                                                                                       2004     2003      2004     2003
                                                                                     --------- -------- ------- ---------
                                                                                         (Unaudited)       (Unaudited)
Net sales..........................................................................  $106,408 $92,560 $202,150 $182,381
Cost of goods sold.................................................................    74,782  66,726  142,902  132,211
                                                                                     -------- ------- -------- ---------
Gross profit.......................................................................    31,626  25,834   59,248   50,170
Selling, general and administrative expenses.......................................    18,927  16,770   37,089   34,280
                                                                                     -------- ------- -------- ---------
Operating income...................................................................    12,699   9,064   22,159   15,890
Interest expense, net..............................................................     6,292   6,522   12,490   12,805
                                                                                     -------- ------- -------- ---------
Income before income taxes.........................................................     6,407   2,542    9,669    3,085
Income tax expense.................................................................       963   1,170    1,438    1,618
                                                                                     -------- ------- -------- ---------
Net income.........................................................................    $5,444  $1,372   $8,231   $1,467
                                                                                     ======== ======= ======== =========

           See accompanying notes to consolidated financial statements


              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                                                    Six months ended
                                                                                                ----------------------------
                                                                                                June 30, 2004  June 30, 2003
                                                                                                -------------  -------------
                                                                                                 (Unaudited)    (Unaudited)
Operating Activities
Net income......................................................................................      $8,231     $1,467
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation and amortization.................................................................       4,721      4,395
  Amortization of deferred financing costs......................................................       1,100      1,021
  Amortization of debt discounts................................................................         289        291
  Foreign exchange gains........................................................................         (12)      (847)
  Deferred income taxes.........................................................................           -      1,389
  Changes in operating assets and liabilities:
     Accounts receivable........................................................................     (11,825)    (6,833)
     Inventories................................................................................      (5,122)    (3,270)
     Prepaid expenses and other assets..........................................................        (520)       (69)
     Accounts payable and other liabilities.....................................................       7,505        454
                                                                                                  ----------- ----------
Net cash provided by (used in) operating activities                                                    4,367     (2,001)
Investing Activities
Purchase of property, plant and equipment.......................................................      (2,110)    (4,585)
                                                                                                  ----------- ----------
Net cash used in investing activities...........................................................      (2,110)    (4,585)
Financing Activities
Payments on long-term debt......................................................................        (737)    (1,040)
Payments for deferred financing costs...........................................................           -        (34)
Payments on capital lease obligations...........................................................         (86)       (57)
Repurchase of common stock......................................................................        (846)         -
Proceeds from revolving credit facilities.......................................................      13,000     15,000
Payments on revolving credit facilities.........................................................     (12,317)  ( 15,349)
                                                                                                  ----------- ----------
Net cash used in financing activities...........................................................        (986)    (1,480)
Effect of exchange rate changes on cash.........................................................         137        135
                                                                                                  ---------- -----------
Net increase (decrease) in cash and cash equivalents............................................       1,409     (7,931)
Cash and cash equivalents at beginning of period................................................       8,454     14,124
                                                                                                  ---------- -----------
Cash and cash equivalents at end of period......................................................      $9,863     $6,193
                                                                                                  ========== ===========




                                     See accompanying notes to consolidated financial statements.


              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                             (Dollars in Thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements as of and for the periods ended June 30, 2004 and 2003, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

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

2. Plant Closure Costs

    In November 2002, the Company announced the closure of its Cincinnati, Ohio and Kapellen, Belgium manufacturing plants in 2003. At the time of the announcement, the Cincinnati, Ohio plant employed 118 people, and primarily produced water-borne adhesives sold to the industrial market. Substantially all production from this plant was transferred to the Company's plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production related to the final product line to be transferred was completed in the first quarter of 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to other Company locations. Approximately 88 employees, in both manufacturing and support functions were terminated as part of the closure.

    At the time of the November 2002 announcement, the Kapellen, Belgium plant employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market. This production was shifted to the Newark, United Kingdom plant during the first nine months of 2003. Approximately 16 employees primarily in manufacturing functions have been terminated as part of the plant closure. A separate Kapellen office continues to provide sales, technical and distribution support to continental Europe.

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures, the Company recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.3 million of termination benefits, $0.3 million of fixed asset write offs, and $0.7 million of other exits costs have been incurred through June 30, 2004. The Company expects approximately $0.3 million of termination benefits, $1.0 million write off of fixed assets in Cincinnati and $0.4 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.6 million of termination benefits in Belgium are long term and this obligation and $0.2 million in other exit costs are recorded in other long term liabilities at June 30, 2004.

    The following provides an analysis of the changes in the plant closure liability for the six months ended June 30, 2004:



Liability for plant closures, balance at January 1, 2004.....   $2,854
Less: costs incurred six months ended June 30, 2004..........     (524)
                                                               --------
Liability for plant closures, balance at June 30, 2004.......   $2,330
                                                               ========


3. Inventories

    Inventories are summarized as follows:

                                                                 June 30,   December 31,
                                                                   2004         2003
                                                                 ---------  ----------
                                            Raw materials.....  $   11,475   $   9,235
                                            Work in process...         286         478
                                            Finished goods....      19,841      16,861
                                                                ----------   ---------
                                                                $   31,602   $  26,574
                                                                ==========   =========

4. Comprehensive Loss

    For the three and six months ended June 30, 2004 and 2003, respectively, the calculation of comprehensive loss is as follows:


                                                              June 30, 2004                 June 30, 2003
                                                       --------------------------     -------------------------
                                                        Three Months  Six Months      Three Months    Six Months
                                                            Ended       Ended            Ended          Ended
                                                        ------------  -----------     ------------    ----------
                    Net income as Reported.........       $ 5,444        $  8,231     $    1,372     $    1,467
                    Foreign currency translation
                      Adjustments..................            52             137            161            (30)
                                                           ---------     --------     ----------     -----------
                    Comprehensive income...........       $  5,496       $  8,368     $    1,533     $    1,437
                                                          ========       ========     ==========     ==========



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

    The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:

                                       Commercial Construction Totals
                                       ---------- ----------- --------
For the three months ended June 30,
 2004:
  Revenues from external customers....   $65,135     $41,273 $106,408
  Segment profit......................     8,688       6,524   15,212
For the three months ended June 30,
 2003:
  Revenues from external customers....   $58,443     $34,117  $92,560
  Segment profit......................     6,307       4,944   11,251
For the six months ended June 30, 2004:
  Revenues from external customers....  $126,076     $76,074 $202,150
  Segment profit......................    15,432      11,573   27,005
For the six months ended June 30, 2003:
  Revenues from external customers....  $117,053     $65,328 $182,381
  Segment profit......................    11,376       9,098   20,474


A reconciliation of the reportable segments to consolidated operating income is as follows:


                                                                       For the                  For the
                                                                 three months ended        six months ended
                                                                      June 30,                 June 30,
                                                                -------------------     -------------------
                                                                  2004        2003        2004         2003
                                                               ----------  -------     ----------   -------
                    Profit:
                    Total profit for reportable segments...    $  15,212   $  11,251   $ 27,005     $  20,474
                    Unallocated corporate expense..........       (2,513)     (2,187)    (4,846)       (4,584)
                                                               ----------  ---------- -----------  ----------
                         Income from operations............    $  12,699   $   9,064   $  22,159    $  15,890
                                                               =========   =========   =========    =========

6.  Defined Benefit Pension Plans

The Company sponsors two defined benefit pension plan covering certain salaried and union employees of certain subsidiaries of the Company. The salaried plan is not open to new participants. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The plans provide monthly benefits under a benefit formula. The number of plan participants total 112 in aggregate at June 30, 2004, 88 of which are active or terminated and fully vested and 24 of which are retired and receiving benefits. None of the plan assets of either pension plan are invested in equity of the Company or equity investments in any related party.



                                                                  June 30, 2004               June 30, 2003
                                                           --------------------------      ------------------------
             Components of net periodic benefit cost:       Three Months  Three Months    Six Months     Six Months
                                                                Ended          Ended         Ended          Ended
                                                           -------------  ------------    ------------  -----------
               Service cost.............................        $ 30           $34            $15             $17
               Interest cost............................          78            78             39              39
               Recognized loss..........................          20            38             10              19
               Expected return on plan assets...........         (46)          (62)           (23)            (31)
                                                                ----           ----          ----             ---
               Net periodic benefit cost ...............         $82           $88            $41             $44
                                                                 ===           ===            ===             ===


7. Income Taxes

    Income tax expense was $1.0 million and $1.4 million for the three and six months ended June 30, 2004. Income tax expense was $1.2 million and $1.6 million for the same periods in 2003, respectively. Income tax expense in 2004 represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the first half of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. In addition, we continue to provide a full valuation allowance against our net deferred tax assets.

8. Other Financial Information

    The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited condensed financial statement data as of June 30, 2004 and 2003 of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

The following sets forth the unaudited financial data at June 30, 2004 and for the three and six months then ended.


                                                                           Non-
                                                              Guarantor    Guarantor
                                                              Subsidiaries Subsidiaries Parent    Eliminations   Total
                                                              ------------ ------------ ------    -----------   -------
                                                              (Unaudited) (Unaudited) (Unaudited)(Unaudited) (Unaudited)
Statement of operations data for
  the six months ended June 30, 2004:
Net sales..............................................          $177,892     $24,258         $-          $-   $202,150
Cost of goods sold.....................................           124,817      18,085         --          --    142,902
                                                              -----------  ---------- ----------  ---------- -----------
Gross profit...........................................            53,075       6,173          -           -     59,248
Selling, general and administrative
  Expense..............................................            27,577       4,666      4,846          --     37,089
                                                              -----------  ---------- ----------  ---------- -----------
Operating income(loss).................................            25,498       1,507     (4,846)          -     22,159
Interest expense.......................................           (12,352)       (172)        34          --    (12,490)
                                                              -----------  ---------- ---------- ----------- -----------
Income (loss) before income taxes......................           $13,146      $1,335    $(4,812)         $-     $9,669
                                                              ===========  ========== ========== =========== ===========
Statement of operations data for
  the three months ended June 30, 2004:
Net sales..............................................           $94,513     $11,895         $-          $-   $106,408
Cost of goods sold.....................................            66,012       8,769         --          --     74,782
                                                              -----------  ---------- ---------- ----------- -----------
Gross profit                                                       28,501       3,126          -           -     31,626
Selling, general and administrative
  Expense..............................................            14,120       2,295      2,512           -     18,927
                                                              -----------  ---------- ---------- ----------- -----------
Operating income(loss).................................            14,381         831     (2,512)          -     12,699
Interest expense.......................................            (7,064)        (66)       837          --     (6,292)
                                                              ------------ ---------- ---------- ----------- -----------
Income (loss) before income taxes......................            $7,317        $765    $(1,675)           $    $6,407
                                                              ============ ========== =========== =========== ==========
Balance sheet data:
Current assets.........................................           $79,521     $22,276    $14,515     $(8,269)  $108,043
Property plant and equipment, net......................            52,026      12,274        966           -     65,266
Goodwill, net..........................................            11,353       3,035          -           -    124,388
Deferred financing costs, net..........................             4,779           -      1,401           -      6,180
Deferred tax assets....................................             3,902         863     (4,765)          -          -
Other assets...........................................             4,951           9    282,633    (287,344)       249
                                                              ----------- ----------- ---------- ------------ ----------
Total assets...........................................          $266,532     $38,457   $294,750   $(295,613)  $304,126
                                                              =========== =========== ========== ============ ==========
Liabilities and stockholders' equity:
Current liabilities....................................           $51,880     $14,843     $5,121     $(5,882)   $65,962
Long-term liabilities..................................           195,420       9,128    217,494    (213,223)   208,819
Total stockholders' equity.............................            19,232      14,486     72,135     (76,508)    29,345
                                                              ----------- ----------- ---------- ----------- -----------
Total liabilities and stockholders'
 equity................................................          $266,532     $38,457   $294,750   $(295,613)  $304,126
                                                              =========== =========== ========== =========== ===========

                                                                           Non-
                                                              Guarantor    Guarantor
                                                              Subsidiaries Subsidiaries Parent    Eliminations  Total
                                                              ------------ ------------ ------    -----------  -------
                                                              (Unaudited) (Unaudited) (Unaudited)(Unaudited) (Unaudited)
Statement of cash flows data for
  the six months ended June 30, 2004:
Operating activities:
Net income (loss).....................................            $11,239        $925    $(3,933)         $-     $8,231
Depreciation and amortization.........................              3,796         690        235           -      4,721
Foreign exchange gains................................                  -         (12)         -           -        (12)
Amortization of deferred financing
  Costs...............................................                832           -        268           -      1,100
Amortization of bond discount.........................                  -           -        289           -        289
Changes in operating assets and
  liabilities.........................................             (8,572)       (678)      (712)          -     (9,962)
                                                              ----------- ------------ ---------- ----------- ----------
Net cash provided by (used in)
  operating activities................................              7,295         925     (3,853)          -      4,367
Investing activities:
Purchase of property, plant and
  equipment...........................................             (1,406)       (194)      (510)          -     (2,110)
                                                              ----------- -----------  ---------- ---------- -----------
Net cash used in investing
  activities..........................................             (1,406)       (194)      (510)          -     (2,110)
Financing activities:
Intercompany financing................................              6,927         627     (7,554)          -          -
Payments on long-term debt............................                  -        (500)      (237)          -       (737)
Repurchase of common stock............................                  -           -       (846)          -       (846)
Payments on capital lease
  obligations.........................................                (86)          -          -           -        (86)
Net payments on revolving credit
  facilities..........................................            (12,002)       (315)    13,000          --        683
                                                              ----------- ----------- ---------- ----------- -----------
Net cash provided by (used in) financing
  activities..........................................             (5,161)       (188)     4.363           -       (986)
Effect of foreign currency changes on
  cash................................................                 --         137         --          --        137
                                                              ----------- ----------- ---------- ----------- -----------
Net decrease in cash and cash
  equivalents.........................................                728         680          -           -      1,409
Cash and cash equivalents, beginning
  of period...........................................             11,378       2,746         --          --      8,454
                                                              ----------- ----------- ---------- ----------- -----------
Cash and cash equivalents, end of
  period..............................................            $12,106      $3,426         $-          $-     $9,863
                                                              =========== =========== ========== =========== ===========


The following sets forth the unaudited financial data at June 30, 2003 and for the three and six months then ended.

                                                                           Non-
                                                              Guarantor    Guarantor
                                                              Subsidiaries Subsidiaries Parent    Eliminations   Total
                                                              ------------ ------------ ------    -----------   -------
                                                              (Unaudited) (Unaudited) (Unaudited)(Unaudited) (Unaudited)

Statement of operations data for
  the six months ended June 30, 2003:
Net sales............................................            $158,912     $23,469         $-          $-   $182,381
Cost of goods sold...................................             114,728      17,483          -           -    132,211
                                                              ----------- ----------- ---------- ----------- ------------
Gross profit.........................................              44,184       5,986          -           -     50,170
Selling, general and administrative
  expense............................................              24,896       4,800      4,584           -     34,280
                                                              ----------- ----------- ---------- ----------- ------------
Operating income (loss)..............................              19,288       1,186     (4,584)          -     15,890
Interest expense.....................................             (11,029)       (104)    (1,672)          -    (12,805)
                                                              ----------- ----------- ---------- ----------- ------------
Income (loss) before income taxes....................              $8,259      $1,082    $(6,256)         $-     $3,085
                                                              =========== =========== ========== =========== ============
Statement of operations data for
  the three months ended June 30, 2003:
Net sales............................................             $81,307     $11,253         $-          $-    $92,560
Cost of goods sold...................................              58,284       8,442          -           -     66,726
                                                              ----------- ----------- ---------- ----------- -----------
Gross profit.........................................              23,023       2,811         --           -     25,834
Selling, general and administrative
  expense............................................              12,571       2,012      2,187           -     16,770
                                                              ----------- ----------- ---------- ----------- -----------
Operating income (loss)..............................              10,452         799     (2,187)          -      9,064
Interest expense.....................................              (5,274)        (55)    (1,193)          -     (6,522)
                                                              ----------- ----------- ---------- ----------- -----------
Income (loss) before income taxes....................              $5,178        $744    $(3,380)         $-     $2,542
                                                              =========== =========== ========== =========== ===========
Balance sheet data:
Current assets.......................................             $84,750     $21,102    $10,629    $(12,963)  $103,518
Property plant and equipment, net....................              55,323      12,565        885           -     68,773
Goodwill, net........................................             121,354       3,035         --           -    124,389
Deferred financing costs, net........................               6,421           -      1,942          --      8,363
Deferred tax assets..................................               6,091         863     (1,821)         --      5,133
Other assets.........................................              10,800          32    282,633    (293,321)       144
                                                              ----------- ----------- ---------- ------------ ----------
Total assets.........................................            $284,739     $37,597   $294,268   $(306,284)  $310,320
                                                              =========== =========== ========== ============ ==========
Liabilities and stockholders' equity:
Current liabilities..................................             $55,292     $15,638     $1,798    $(12,963)   $59,764
Long-term liabilities................................             210,674      18,059    217,405    (222,873)   223,265
Total stockholders' equity...........................              18,773       3,900     75,065     (70,448)    27,291
                                                              ----------- ----------- ---------- ------------ ----------
Total liabilities and stockholders'
  equity.............................................            $284,739     $37,597   $294,268   $(306,284)  $310,320
                                                              =========== =========== ========== ============ ==========

                                                                           Non-
                                                              Guarantor    Guarantor
                                                              Subsidiaries Subsidiaries Parent    Eliminations   Total
                                                              ------------ ------------ ------    -----------   -------
                                                              (Unaudited) (Unaudited) (Unaudited)(Unaudited) (Unaudited)


Statement of cash flows data for
  the six months ended June 30, 2003:
Operating activities:
Net income (loss)...................................               $4,121        $143    $(2,797)         $-     $1,467
Depreciation and amortization.......................                3,643         652        100          --      4,395
Foreign exchange (gains) losses.....................                    -        (847)        --          --       (847)
Deferred income taxes...............................                    -          --      1,389          --      1,389
Cumulative effect of change in
  accounting principle..............................                    -          --         --          --         --
Amortization of deferred financing
  costs.............................................                  751          --        270          --      1,021
Amortization of bond discount.......................                   --          --        291          --        291
Changes in operating assets and
  liabilities.......................................               (2,168)     (1,783)    (5,766)         --     (9,717)
                                                              ------------ ----------- ---------- ------------ ---------
Net cash provided by (used in)
  operating activities..............................                6,347      (1,835)    (6,513)          -     (2,001)
Investing activities:
Sale of property, plant and
  equipment.........................................                   --          --         --          --         --
Purchase of property, plant and
  equipment, net....................................               (3,958)       (398)      (229)          -     (4,585)
                                                              ------------ ----------- ---------- ----------- ----------
Net cash used in investing
  activities........................................               (3,958)       (398)      (229)         --     (4,585)
Financing activities:
Intercompany financing..............................               (9,586)      1,555      8,031          --         --
Payments on long-term debt..........................                 (300)       (503)      (237)         --     (1,040)
Payments for deferred financing
  costs.............................................                   --          --        (34)         --        (34)
Payments on capital lease
  obligations.......................................                 (102)         45         --          --        (57)
Net proceeds on revolving credit
  facilities........................................                    -         669     (1,018)          -       (349)
                                                              ----------- ----------- ----------- ---------- -----------
Net cash provided by (used in) financing
  activities........................................               (9,988)      1,766      6,742          --     (1,480)
Effect of foreign currency changes on
  cash..............................................                  (29)        164          -           -        135
                                                              ------------ ---------- ---------- ----------- -----------
Net increase (decrease)
  in cash...........................................               (7,628)       (303)        --          --     (7,931)
Cash and cash equivalents, beginning
  of period.........................................               11,378       2,746          -           -     14,124
                                                              ------------ ---------- ---------- ----------- -----------
Cash and cash equivalents, end of period............               $3,750      $2,443        $--         $--     $6,193
                                                              ============ ========== ========== =========== ===========



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

    We are headquartered in Chicago, Illinois, and supported by operations worldwide. We were founded as a partnership in 1995, were incorporated in 1997, and in 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through the integration of ten strategic acquisitions. Currently, our business is comprised of a Commercial segment and a Construction segment. Our Commercial segment (approximately 62% of net sales for the six months ended June 30, 2004) serves a range of industrial end markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 38% of net sales for the six months ended June 30, 2004) manufactures branded caulk, sealants and adhesives which serve the following end markets: distributors for professional contractors, original equipment manufacturers (OEM's), Co-Op distributors and do-it-yourself retailers. We plan to continue our growth through a combination of strong customer focus and focus on key product areas, new product development, leveraging technology across business units, continued market penetration and international expansion.

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

    Selling, General & Administrative Expenses. Selling, general & administrative expenses generally are those costs not directly related to the production process and include all selling, marketing, research and development and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal and corporate overhead.

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

    Deferred Tax Asset Valuation Allowance. Pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, we evaluate the need for a valuation on our net deferred tax asset, including an estimation of our future taxable income to determine an allowance adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.


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

    We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.5 million and $4.8 million for the three and six months ended June 30, 2004, respectively; and $2.2 million and $4.6 million for the three and six months ended June 30, 2003.



Results of Operations


Three months ended June 30, 2004 compared to three months ended June 30, 2003

    Net Sales. Net sales were $106.4 million and $92.6 million for the three months ended June 30, 2004 and 2003, respectively. The second quarter 2004 net sales level represents an increase of $13.8 million or 13% over the prior year. The increase resulted from gains in both the Construction and the Commercial segments. Construction segment sales were $41.3 million in the second quarter of 2004, up $7.2 million, or 21.0% from the prior year reflecting sales increases in building material applications and increased sales to the retail do-it-yourself market. Commercial segment sales were $65.1 million in the second quarter of 2004, up $6.7 million, or 11.5% from the prior year due to sales increases in a number of domestic end markets, with the largest year over year gains recognized in product assembly and industrial end markets.

    Cost of Goods Sold. Cost of goods sold was $74.8 million for the three months ended June 30, 2004, an increase of $8.1 million, or 10.8% over second quarter 2003 cost of sales of $66.7 million. Gross profit as a percentage of net sales increased for the second quarter of 2004 to 29.7% from 27.9% for the second quarter of 2003. We did experience increased raw material costs year over year and were able to keep raw material costs, measured as a percentage of net sales, stable through price increases and raw material substitutions where possible. As a result of completed plant closures and lean manufacturing initiatives, we reduced manufacturing costs by $0.2 million year over year, while increasing net sales by $13.8 million.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $18.9 million for the three months ended June 30, 2004, an increase of $2.2 million, or 11.4% from the second quarter 2003 expenses of $16.8 million. This increase was primarily due to increased volume-related selling and marketing costs incurred in the construction segment, normal wage increases and a $0.9 million in foreign exchange gain/loss negative variance year over year. As a percentage of net sales, SG&A decreased to 17.8% of net sales for the second quarter of 2004 from 18.1% in the second quarter of 2003. Management remains focused on reducing SG&A as a percent of net sales and on containing costs where possible.

    Operating Income. Operating income was $12.7 million and $9.1 million for the three months ended June 30, 2004 and 2003, respectively. Operating income as a percentage of net sales was 11.9% and 9.8% for the three months ended June 30, 2004 and 2003, respectively, and is reflective of strong sales growth, maintenance of raw material margins, reductions in manufacturing costs, and control of selling, general and administrative expenses.

    Interest Expense. Net interest expense was $6.3 million and $6.5 million for the three months ended June 30, 2004 and 2003, respectively. The 3.7% decrease in interest expense was due primarily to the decrease in our average outstanding level of variable rate debt year over year.

    Income Tax Expense. Income tax expense was $1.0 million for the three months ended June 30, 2004 and represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the second quarter of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. In addition, we continue to provide a full valuation allowance against our net deferred tax assets. Income tax expense was $1.2 million for the same period in 2003.

Commercial Segment


    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:


                                                                            For the
                                                                         Quarter Ended
                                                                           June 30,
                                                                        ---------------
                                                                                             Dollar      Percentage
                                                                        2004       2003      Change        Change
                                                                        ----       ----      ------        ------
                   Net sales.....................................    $  65.1    $  58.4      $ 6.7          11.5%
                                                                     =======    =======
                   Segment profit................................    $   8.7    $   6.3      $ 2.4          37.8%
                                                                     =======    =======
                   Segment profit margin.........................      13.3%      10.8%
                                                                     =======    =======



    Net sales were $65.1 million for the three months ended June 30, 2004, representing a $6.7 million increase from second quarter 2003. This increase was due primarily to increased sales of product assembly and transportation applications and increases in all other end markets. Segment profit was $8.7 and $6.3 million for the quarters ended June 30, 2004 and 2003, respectively. Segment profit increased as a result of net sales increases, reductions in manufacturing costs and constant SG&A.


Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                         Quarter Ended
                                                                           June 30,
                                                                         -------------
                                                                                             Dollar    Percentage
                                                                       2004        2003      Change      Change
                                                                       ----        ----      ------      ------
                  Net sales.....................................     $ 41.3      $ 34.1      $  7.2       21.0%
                                                                     ======      ======
                  Segment profit................................     $  6.5      $  4.9      $  1.6       32.0%
                                                                     ======      ======
                  Segment profit margin.........................       15.8%       14.5%
                                                                     ======      ======



    Net sales for the Construction segment were $41.3 million for the quarter ended June 30, 2004 and $34.1 million for the quarter ended June 30, 2003. The $7.2 million and 21.0% increase in sales in 2004 was primarily due to the sustained strength of its building materials applications and strength at major retail accounts. Segment profit increased by $1.6 million, or 32.0%, primarily as a result of higher sales volume, reductions in manufacturing costs and management focus on reduction of selling, general and administrative costs that offset higher year over year raw material costs.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

    Net Sales. Net sales were $202.2 million and $182.4 million for the six months ended June 30, 2004 and 2003, respectively. The second quarter 2004 net sales level represents an increase of $19.8 million or 9.8% over the prior year. The increase resulted from gains in both the Construction and Commercial segments. Construction segment sales were $76.1 million in the first six months of 2004, up $10.7 million, or 16.4% from the prior year reflecting sales increases in building material applications due to the continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $126.1 million in the first six months of 2004, up $9.0 million, or 7.7% from the prior year due primarily to increased sales of product assembly and transportation applications and moderate increases in all other end markets

    Cost of Goods Sold. Cost of goods sold was $142.9 million for the six months ended June 30, 2004, an increase of $10.7 million, or 7.5% over the first half of 2003 cost of sales of $132.2 million. Gross profit as a percentage of net sales increased in 2004 to 29.3% from 27.5% in the first six months of 2003. This increase is reflective of maintaining raw material margins year over year despite increased raw material costs and significant reductions in manufacturing expense as a percentage of sales year over year.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37.1 million for the six months ended June 30, 2004, an increase of $2.8 million, or 7.6% from the first half of 2003 expenses of $34.3 million. This increase was due to increased selling and marketing costs incurred in the construction segment, normal wage increases and a $0.8 million decrease in foreign exchange gain/loss year over year. As a percentage of net sales, selling, general and administrative expenses decreased to 18.3% for the six months ended June 30, 2004 from 18.8% for the six months ended June 30, 2003. This decrease is reflective of a management focus on cost containment.

    Operating Income. Operating income was $22.2 million and $15.9 million for the six months ended June 30, 2004 and 2003, respectively. Operating income as a percentage of net sales was 11.0% and 8.7% for the six months ended June 30, 2004 and 2003, respectively, and is reflective of strong sales growth, maintenance of raw material margins, reductions in manufacturing costs, and control of selling, general and administrative expenses.

    Interest Expense. Net interest expense was $12.5 million and $12.8 million for the six months ended June 30, 2004 and 2003, respectively. The 2.5% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt year over year.

    Income tax expense (benefit). Income tax expense was $1.4 million for the six months ended June 30, 2004. Income tax expense was $1.6 million for the same period in 2003. Income tax expense in 2004 represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the first half of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004.


    Net income. Net income for the six months ended June 30, 2004 and 2003 was $8.2 million and $1.5 million, respectively. The increase in income from the prior year is reflective of strong sales growth, maintenance of raw material margins, reductions in manufacturing costs, and control of selling, general and administrative expenses.

Commercial Segment



    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                       Six Months Ended
                                                                           June 30,
                                                                       -----------------
                                                                                             Dollar      Percentage
                                                                        2004       2003      Change        Change
                                                                        ----       ----      ------        ------
                   Net sales.....................................    $ 126.1    $ 117.1      $ 9.0           7.7%
                                                                     =======    =======
                   Segment profit................................    $  15.4    $  11.4      $ 4.1          35.7%
                                                                     =======    =======
                   Segment profit margin.........................     12.2%        9.7%
                                                                     ======     =======



    Net sales were $126.1 million for the six months ended June 30, 2004, representing a $9.0 million decrease from first quarter 2003. This increase was due primarily to increased sales of product assembly and transportation applications and modest increases and decreases in other end markets. Segment profit was $15.4 million for six months ended June 30, 2004 and $11.4 million for the same period in 2003. Segment profit increased as a result of net sales increases, reductions in manufacturing costs and constant SG&A.

    Substantially all production from our Cincinnati, Ohio plant, which primarily produced water borne adhesives, was transferred to our plants in Greenville, South Carolina, and Carol Stream and Plainfield, Illinois in the first nine months of 2003. Production relative to an insignificant product line that had not been transferred at December 31, 2003 was transferred in the first quarter of 2004. Some of the technical, sales support, customer service, and administrative functions have been transitioned to our other locations. Approximately 88 employees, in both manufacturing and support functions were terminated as part of the closure.

    Our Kapellen, Belgium plant which employed 24 people and produced water-borne and hot-melt adhesives for the European packaging and converting market was closed and the production was shifted to our Newark, United Kingdom plant during the first nine months of 2003. Approximately 16 employees, primarily in manufacturing functions, have been terminated as part of the plant closure. A separate Kapellen office continues to provide sales, technical and distribution support to continental Europe.

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures we recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.3 million of termination benefits, $0.3 million of fixed asset write offs, and $0.7 million of other exits costs have been incurred through June 30, 2004. Approximately $0.3 million of termination benefits, $1.0 million write off of fixed assets in Cincinnati and $0.4 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.6 million of termination benefits in Belgium are long term and this obligation and $0.2 million in other exit costs are recorded in other long term liabilities at June 30, 2004.



Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                                                            For the
                                                                       Six Months Ended
                                                                           June 30,
                                                                       -----------------
                                                                                             Dollar    Percentage
                                                                       2004        2003      Change      Change
                                                                       ----        ----      ------      ------
                  Net sales.....................................     $  76.1     $  65.3     $10.7     16.4%
                                                                     =======     =======
                  Segment profit................................     $  11.6      $  9.1     $  2.5    27.2%
                                                                      ======      ======
                  Segment profit margin.........................       15.2%        13.9%
                                                                       =====      ======



Net sales for the Construction segment were $76.1 million for the six months ended June 30, 2004 and $65.3 million for the six months ended June 30, 2003. The $10.7 million or 16.4% increase in sales in 2004 was primarily due to the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit increased by $2.5 million, or 27.2%, primarily as a result of higher sales volume, management focus on reduction of selling, general and administrative costs and pricing increases that offset higher year over year raw material costs.


Liquidity and Capital Resources

    Net cash provided in operating activities was $4.4 million for the six months ended June 30, 2004. Net cash used in operations was $2.0 million for the six months ended June 30, 2003. During the first half of 2004, we increased inventory levels by $5.0 million and accounts receivable balances by $11.7 million to support increased sales volume we have experienced since the fourth quarter of 2003. At June 30, 2003, accounts receivable and inventory balances were $56.8 million and $31.8 million, respectively. Accounts receivable at June 30, 2004 is approximately $6.1 million higher than at June 30, 2003; sales for the quarter ended June 30, 2004 were approximately $13.9 million higher than sales for the corresponding prior year quarters'. As a percentage of net sales, receivables decreased as we continue to shorten the time frame in which we collect on our receivables. We have maintained inventory balances consistent with June 30, 2003 levels while supporting sales increases year over year. Consolidated operating working capital (receivables plus inventory less payables) continues to decline as a percentage of net sales due to continued management focus in this area. Operating working capital in dollars and as a percentage of net sales was $55.9 million and 14.3%, $46.5 million and 12.5% and $52.1 million and 14.4% at June 30, 2004, December 31, 2003 and June 30, 2003,
respectively. This is a point in time comparison but we manage this measure on a monthly basis by looking at a rolling twelve month average operating working capital percentage. We have experienced significant declines in our average working capital throughout the last 23 months as a result of management focus in this area. Accounts payable increased by $7.2 million and accrued expenses increased by $0.3 million during the six months ended June 30, 2004.

    Net cash used in investing activities was $2.1 million and $4.6 million in the six months ended June 30, 2004 and 2003, respectively, and resulted from additions to property, plant and equipment.

    Net cash used in financing activities was $1.0 million for the six months ended June 30, 2004. We have kept our total debt during the first six months of 2004 relatively constant and approximately $12.0 million below the June 30, 2003 balance. Net debt, defined as total debt less cash, was $201.0 million and $216.4 million at June 30, 2004 and June 30, 2003, respectively.

Credit Facilities

    Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $108.0 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with an aggregate principal balance of $11.1 million at June 30, 2004 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $46.8 million at June 30, 2004 and no additional capacity to borrow additional funds under that facility.

    The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At June 30, 2004, we had $2.0 million outstanding and $46.0 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.8% and 5.8%, for the three months ended June 30, 2004 and 2003, respectively.

    Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions.

     The Term Loan B includes a $2.4 million discount which is being amortized through interest expense over the life of the facility ($0.6 million through June 30, 2004). The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid quarterly from the second quarter 2005 through the first quarter 2006.

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

    We have a Singapore credit facility providing for borrowings up to approximately $1.4 million in U.S. dollars which is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At June 30, 2004, approximately $0.8 million was drawn on the facility.

    Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow (no mandatory payments are pending at June 30, 2004). Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At June 30, 2004, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

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

Senior Subordinated Notes

    In March 2000, we completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At June 30, 2004, the unamortized discount is $0.6 million.

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

    Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through June 30, 2005. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.


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

    You should not place undue reliance on our forward-looking statements, which are applicable only as of August 2, 2004. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 2, 2004 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

Market Risk Management

    We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of June 30, 2004 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate as discussed below.

Interest Rate Exposure

    Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At June 30, 2004 approximately 72.4% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the Eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at June 30, 2004, we estimate that an immediate 100 basis point rise in interest rates would result in $0.6 million increase in interest expense for the period July 1, 2004 to June 30, 2005. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on June 30, 2004.

Currency Rate Exposure

    Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.81/(pound)1.00 to $1.63/(pound)1.00 at June 30, 2004 would result in a decrease in our earnings before taxes of $0.4 million for the period from April 1, 2004 to June 30, 2005.

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

    We typically purchase strategic raw materials on a contract basis to moderate price changes during the contract period. However, prices can change significantly at the end of contract periods if supply shortages, feedstock cost pressures, or other unforeseen market conditions arise. Commodity raw materials are available from numerous independent suppliers, and specialty raw materials are usually available from several suppliers.

    We expect the cost of many raw materials to increase over the long term. In aggregate, we have had some success historically in passing on raw material cost increases through price increases to our customers over time under certain competitive market conditions, although not always in levels adequate to maintain margins. We may not achieve historical levels of success in the future.

    The sensitivity analyses above are estimates and are based on certain simplifying assumptions. These analyses should not be viewed as predictive of our future financial performance. Additionally, we cannot provide any assurance that the actual impact in any particular year will not materially exceed the amounts indicated above.

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


(b) Reports on Form 8-K

    On May 5, 2004, we filed a current report of Form 8-K, Item 12, Disclosure of Results of Operations and Financial Condition, disclosing that we had issued a press release on May 5, 2004 to provide an update on our operating results for the three months ended June 30, 2004.

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SOVEREIGN SPECIALTY CHEMICALS, INC.


                                  /s/ NORMAN E. WELLS JR.
                        ---------------------------------------------
                        Norman E. Wells Jr., Chairman, Chief Executive Officer (Principal Executive Officer)



                                  /s/ TERRY D. SMITH
                        ----------------------------------------------
                        Terry D. Smith, Vice President, Chief Financial Officer (Principal Financial Officer)
Date: August 2, 2004