Form 10-Q
period 2004-09-30
SOVEREIGN SPECIALTY CHEMICALS INC
filed 2004-11-10
CIK 1048914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    On November 9, 2004, the registrant had 2,162,876 shares of voting common stock outstanding and no shares of non-voting common stock outstanding.

                       SOVEREIGN SPECIALTY CHEMICALS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                   Page Number
PART I.  Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets at September 30, 2004 (Unaudited)
  and December 31, 2003.........................................        1
Consolidated Statements of Operations for the three and nine
months ended September 30, 2004 and 2003 (Unaudited)............        2
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003 (Unaudited).........................        3
Notes to Consolidated Financial Statements......................        4
Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.................        9
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...................................................        18
Item 4. Controls and Procedures.................................        19
PART II.  Other Information
Item 1. Legal Proceedings.......................................        20
Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds........................................................        20
Item 3. Defaults Upon Senior Securities.........................        20
Item 4. Submission of Matters to a Vote of Security
  Holders.......................................................        20
Item 5. Other Information.......................................        20
Item 6. Exhibits................................................        20
Signatures......................................................        21


              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Amounts)


                                                               September 30, December 31,
                                                                    2004         2003
                                                               ------------- -------------
                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                          $11,481       $8,454
  Accounts receivable, net                                            64,109       51,205
  Inventories                                                         31,748       26,574
  Other current assets                                                 3,909        3,785
                                                               ------------- -------------
Total current assets                                                 111,247       90,018
Property, plant, and equipment, net                                   64,899       67,877
Goodwill                                                             124,388      124,388
Deferred financing costs, net                                          5,698        7,274
Other assets                                                             173          187
                                                               ------------- -------------
Total assets                                                        $306,405     $289,744
                                                               ============= =============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                   $39,503       31,327
  Accrued expenses                                                    21,251       22,758
  Current portion of long-term debt                                    3,328        2,122
  Current portion of capital lease obligations                           394          429
                                                               ------------- -------------
Total current liabilities                                             64,476       56,635
Long-term debt, less current portion                                 202,500      206,108
Capital lease obligations, less current portion                        1,852        2,118
Other long-term liabilities                                            2,301        2,319
Stockholders' equity:
 Common stock, $0.01 par value, 2,700,000 shares authorized,
   2,162,876 and 1,441,189 issued and outstanding                         15           15
 Common stock, non-voting, $0.01 par value, 2,100,000 shares
  authorized, none and  730,182 issued and outstanding                     7            7
 Additional paid-in capital                                           63,227       64,073
 Accumulated deficit                                                 (26,503)     (40,488)
 Accumulated other comprehensive loss                                 (1,470)      (1,043)
                                                               ------------- -------------
Total stockholders' equity                                            35,276       22,564
                                                               ------------- -------------
Total liabilities and stockholders' equity                          $306,405     $289,744
                                                               ============= =============

          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)



                                                  Three months ended    Nine months ended
                                                     September 30,         September 30,
                                                 ---------------------  ---------------------
                                                    2004       2003       2004       2003
                                                 ----------  ---------  ---------  ----------
                                                      (Unaudited)           (Unaudited)
Net sales                                          $106,607    $98,747   $308,757   $281,128
Cost of goods sold                                   75,541     70,446    218,443    202,657
                                                 ----------  ---------  ---------  ----------
Gross profit                                         31,066     28,301     90,314     78,471
Selling, general and administrative expenses         19,007     18,235     56,096     52,515
                                                 ----------  ---------  ---------  ----------
Operating income                                     12,059     10,066     34,218     25,956
Interest expense, net                                 5,966      6,306     18,456     19,111
                                                 ----------  ---------  ---------  ----------
Income before income taxes                            6,093      3,760     15,762      6,845
Income tax expense                                      339      1,494      1,777      3,112
                                                 ----------  ---------  ---------  ----------
Net income                                           $5,754     $2,266    $13,985     $3,733
                                                 ==========  =========  =========  ==========

           See accompanying notes to consolidated financial statements

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                          Nine months ended
                                                                --------------------------------------
                                                                September 30, 2004  September 30, 2003
                                                                ------------------- ------------------
                                                                    (Unaudited)        (Unaudited)
Operating Activities
Net income                                                                  $13,985            $3,733
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                               6,969             6,642
  Amortization of deferred financing costs                                    1,576             1,518
  Amortization of debt discounts                                                436               442
  Foreign exchange gains                                                        (95)           (1,036)
  Deferred income taxes                                                           -             2,214
  Changes in operating assets and liabilities:
     Accounts receivable                                                    (12,619)          (10,878)
     Inventories                                                             (5,135)           (2,692)
     Prepaid expenses and other assets                                           93            (1,149)
     Accounts payable and other liabilities                                   6,505               116
                                                                ------------------- ------------------
Net cash provided by (used in) operating activities                          11,415            (1,090)
Investing Activities
Purchase of property, plant and equipment                                    (3,885)           (6,789)
                                                                ------------------- ------------------
Net cash used in investing activities                                        (3,385)           (6,789)
Financing Activities
Payments on long-term debt                                                     (855)           (1,158)
Payments for deferred financing costs                                             -               (34)
Payments on capital lease obligations                                          (300)             (160)
Repurchase of common stock                                                     (846)                -
Proceeds from revolving credit facilities                                    13,000            25,000
Payments on revolving credit facilities                                     (14,986)          (23,307)
                                                                ------------------- ------------------
Net cash (used in) provided by financing activities                          (3,987)              341
Effect of exchange rate changes on cash                                        (516)              111
                                                                ------------------- ------------------
Net increase (decrease) in cash and cash equivalents                          3,027            (7,427)
Cash and cash equivalents at beginning of period                              8,454            14,124
                                                                ------------------- ------------------
Cash and cash equivalents at end of period                                  $11,481            $6,697
                                                                =================== ==================


          See accompanying notes to consolidated financial statements.

              SOVEREIGN SPECIALTY CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004
                             (Dollars in Thousands)

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements as of and for the periods ended September 30, 2004 and 2003, respectively, include the accounts of Sovereign Specialty Chemicals, Inc. and its wholly owned subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated.

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


2. Subsequent Event

On October 6, 2004, the Company entered into a definitive agreement for its sale to Henkel Corporation for a transaction value of approximately $575 million. The acquisition, which has been approved by the boards of both companies, is subject to regulatory approvals and is expected to close in the fourth quarter of 2004. Following the closing of the transaction, the Company will become a wholly-owned subsidiary of Henkel.


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

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures, the Company recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.5 million of termination benefits, $0.3 million of fixed asset write offs, and $0.7 million of other exits costs have been incurred through September 30, 2004. The Company expects approximately $0.1 million in termination benefits in Belgium, $0.8 million write off of fixed assets in Cincinnati and $0.2 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.7 million of termination benefits in Belgium are long term and this obligation and $0.2 million in other exit costs in Cincinnati are recorded in other long term liabilities at September 30, 2004.

    The following provides an analysis of the changes in the plant closure liability for the nine months ended September 30, 2004:

      Liability for plant closures, balance at January 1, 2004          $2,854
      Less: costs incurred nine months ended September 30, 2004           (889)
                                                                       --------
      Liability for plant closures, balance at September 30, 2004       $1,965
                                                                       ========

4. Inventories

    Inventories are summarized as follows:

                                       September 30,  December 31,
                                          2004            2003
                                       ----------      ---------
                   Raw materials       $   11,198      $   9,235
                   Work in process            310            478
                   Finished goods          20,240         16,861
                                       ----------      ---------
                                       $   31,748      $  26,574
                                       ==========      =========

5. Comprehensive Loss

    For the three and nine months ended September 30, 2004 and 2003, respectively, the calculation of comprehensive loss is as follows:

                                         September 30, 2004         September 30, 2003
                                    ---------------------------  --------------------------
                                     Three Months   Nine Months  Three Months  Nine Months
                                         Ended         Ended        Ended         Ended
                                    -------------   -----------  ------------  ------------
Net income as Reported                   $5,754      $13,985        $2,266       $3,733
Foreign currency translation
  Adjustments                              (564)        (427)          (17)         (47)
                                    -------------   -----------  ------------  ------------
Comprehensive income                     $5,190      $13,558        $2,249       $3,686
                                    =============   ===========  ============  ============

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

    The reportable segments are each managed and measured separately primarily due to the differing customers, products sold and distribution channels. The reportable segments are as follows:


                                                   Commercial  Construction   Totals
                                                   ----------  ------------  ---------
For the three months ended September 30, 2004:
  Revenues from external customers                    $62,729       $43,879  $106,608
  Segment profit                                        7,831         6,921    14,752
For the three months ended September 30, 2003:
  Revenues from external customers                    $60,009       $38,738   $98,747
  Segment profit                                        6,132         6,111    12,243
For the nine months ended September 30, 2004:
  Revenues from external customers                   $188,805      $119,952  $308,757
  Segment profit                                       23,263        18,494    41,757
For the nine months ended September 30, 2003:
  Revenues from external customers                   $177,062      $104,066  $281,128
  Segment profit                                       17,508        15,209    32,717


A reconciliation of the reportable segments to consolidated operating income is as follows:


                                                   For the                  For the
                                             three months ended        Nine months ended
                                                September 30,            September 30,
                                              2004        2003        2004         2003
Profit:
Total profit for reportable segments...    $  14,752   $  12,243   $  41,757    $  32,717
Unallocated corporate expense..........       (2,693)     (2,177)     (7,539)      (6,761)
                                           ----------  ----------  -----------  ----------
     Income from operations............    $  12,059   $  10,066   $  34,218    $  25,956
                                           ==========  ==========  =========    ==========

7.  Defined Benefit Pension Plans

The Company sponsors two defined benefit pension plan covering certain salaried and union employees of certain subsidiaries of the Company. The salaried plan is not open to new participants. The Company's funding policy has been to contribute annually at least the minimum required by ERISA. The plans provide monthly benefits under a benefit formula. The number of plan participants total 112 in aggregate at September 30, 2004, 88 of which are active or terminated and fully vested and 24 of which are retired and receiving benefits. None of the plan assets of either pension plan are invested in equity of the Company or equity investments in any related party.



                                                  September 30, 2004              September 30, 2003
                                              --------------------------      ----------------------
Components of net periodic benefit cost:       Three Months  Nine Months    Three Months    Nine Months
                                                  Ended         Ended           Ended          Ended
  Service cost.............................        $15            $45            $17            $51
  Interest cost............................         39            117             39            117
  Recognized loss..........................         10             30             19             57
  Expected return on plan assets...........        (23)           (69)           (31)           (93)
                                                   ----          ----           ----           ----
  Net periodic benefit cost ...............        $41           $123            $44           $132
                                                   ===           ====           ====           ====

8. Income Taxes

    Income tax expense was $0.3 million and $1.8 million for the three and nine months ended September 30, 2004. Income tax expense was $1.5 million and $3.1 million for the same periods in 2003, respectively. Income tax expense in 2004 represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the first nine months of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. A valuation allowance had been previously provided against the tax benefit of these net operating loss carry forwards in the prior year. In addition, we continue to provide a full valuation allowance against our net deferred tax assets.

9. Other Financial Information

    The Company is a holding company with no independent assets or operations. Certain of the Company's subsidiaries (Guarantor Subsidiaries) have guaranteed the Company's 11 7/8% Senior Subordinated Notes. Full separate financial statements of the Guarantor Subsidiaries have not been presented as the guarantors are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Management does not believe that inclusion of such financial statements would be material to investors. The unaudited condensed financial statement data as of September 30, 2004 and 2003 of the Guarantor Subsidiaries and the non-guarantor subsidiaries are below.

The following sets forth the unaudited financial data at September 30, 2004 and for the three and nine months then ended.


                                             Guarantor  Non-Guarantor
                                           Subsidiaries  Subsidiaries    Parent   Eliminations    Total
                                           ------------ ------------- ----------- ------------ ------------
                                           (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
Statement of operations data for
  the nine months ended September 30,
  2004:
Net sales                                      $272,182       $36,575          $-           $-    $308,757
Cost of goods sold                              191,309        27,133          --           --     218,442
                                           ------------ ------------- ----------- ------------ ------------
Gross profit                                     80,873         9,442           -            -      90,315
Selling, general and administrative
  Expense                                        41,599         6,958       7,539           --      56,096
                                           ------------ ------------- ----------- ------------ ------------
Operating income(loss)                           39,274         2,484      (7,539)           -      34,219
Interest expense                                (15,852)         (202)     (2,403)          --     (18,457)
                                           ------------ ------------- ----------- ------------ ------------
Income (loss) before income taxes               $23,422        $2,282     $(9,942)          $-     $15,762
                                           ============ ============= =========== ============ ============
Statement of operations data for
  the three months ended September 30,
  2004:
Net sales                                       $94,290       $12,317          $-           $-    $106,607
Cost of goods sold                               66,492         9,049          --           --      75,541
                                           ------------ ------------- ----------- ------------ ------------
Gross profit                                     27,796         3,268           -            -      31,066
Selling, general and administrative
  Expense                                        14,022         2,292       2,693            -      19,007
                                           ------------ ------------- ----------- ------------ ------------
Operating income(loss)                           13,776           976      (2,693)           -      12,059
Interest expense                                 (5,174)          (29)       (763)          --      (5,966)
                                           ------------ ------------- ----------- ------------ ------------
Income (loss) before income taxes                $8,602          $947     $(3,456) $                $6,093
                                           ============ ============= =========== ============ ============
Balance sheet data:
Current assets                                  $96,437       $21,694     $22,243     $(29,127)   $111,247
Property plant and equipment, net                51,729        12,266         904            -      64,899
Goodwill, net                                   121,353         3,035           -            -     124,388
Deferred financing costs, net                     4,432             -       1,266            -       5,698
Deferred tax assets                                (802)          863         (61)           -           -
Other assets                                      4,613             1     282,633     (287,074)        173
                                           ------------ ------------- ----------- ------------ ------------
Total assets                                   $277,762       $37,859    $306,985    $(316,201)   $306,405
                                           ============ ============= =========== ============ ============
Liabilities and stockholders' equity:
Current liabilities                             $73,973       $13,433      $6,086     $(29,016)    $64,476
Long-term liabilities                           200,179         9,028     210,400     (212,953)    206,654
Total stockholders' equity                        3,610        15,398      90,499      (74,232)     35,275
                                           ------------ ------------- ----------- ------------ ------------
Total liabilities and stockholders'
 equity                                        $277,762       $37,859    $306,985    $(316,201)   $306,405
                                           ============ ============= =========== ============ ============


                                                Guarantor  Non-Guarantor
                                              Subsidiaries  Subsidiaries    Parent   Eliminations    Total
                                              ------------ ------------- ----------- ------------ ------------
                                              (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
Statement of cash flows data for
  the nine months ended September 30,
2004:
Operating activities:
Net income (loss)                                  $21,043          $925     $(7,983)          $-     $13,985
Depreciation and amortization                        5,954           690         325            -       6,969
Foreign exchange gains                                 (83)          (12)          -            -         (95)
Deferred income taxes                                    -             -           -            -           -
Amortization of deferred financing
  Costs                                              1,170             -         406            -       1,576
Amortization of bond discount                            -             -         436            -         436
Changes in operating assets and
  Liabilities                                       (7,305)         (678)    (18,083)           -     (11,456)
                                              ------------ ------------- ----------- ------------ ------------
Net cash provided by (used in)
  operating activities                              35,389           925     (24,899)           -      11,415
Investing activities:
Purchase of property, plant and
  Equipment                                         (3,425)         (194)       (266)           -      (3,885)
                                              ------------ ------------- ----------- ------------ ------------
Net cash used in investing
  Activities                                        (3,425)         (194)       (266)           -      (3,885)
Financing activities:
Intercompany financing                             (13,993)          627      13,366            -           -
Payments on long-term debt                               -          (500)       (355)           -        (855)
Repurchase of common stock                               -             -        (846)           -        (846)
Payments on capital lease
  Obligations                                         (300)            -           -            -        (300)
Net proceeds from revolving credit
  Facilities                                       (14,671)         (315)     13,000           --      (1,986)
                                              ------------ ------------- ----------- ------------ ------------
Net cash provided by (used in) financing
  Activities                                       (28,964)         (188)     25,165            -      (3,987)
Effect of foreign currency changes on
  Cash                                                (653)          137          --           --        (516)
                                              ------------ ------------- ----------- ------------ ------------
Net decrease in cash and cash
  Equivalents                                        2,347           680           -            -       3,027
Cash and cash equivalents, beginning
  of period                                         11,378         2,746          --           --       8,454
                                              ------------ ------------- ----------- ------------ ------------
Cash and cash equivalents, end of
  Period                                           $13,725        $3,426          $-           $-     $11,481
                                              ============ ============= =========== ============ ============


The following sets forth the unaudited financial data at September 30, 2003 and for the three and nine months then ended.

                                                 Guarantor  Non-Guarantor
                                               Subsidiaries  Subsidiaries    Parent   Eliminations    Total
                                               ------------ ------------- ----------- ------------ ------------
                                               (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
Statement of operations data for
  the nine months ended September 30,
  2003:
Net sales                                          $246,266       $34,862         $--          $--    $281,128
Cost of goods sold                                  176,601        26,056          --           --     202,657
                                               ------------ ------------- ----------- ------------ ------------
Gross profit                                         69,665         8,806          --           --      78,471
Selling, general and administrative
  Expense                                            38,494         7,260       6,761           --      52,515
                                               ------------ ------------- ----------- ------------ ------------
Operating income (loss)                              31,171         1,546      (6,761)          --      25,956
Interest expense                                     15,967           591       2,553           --      19,111
                                               ------------ ------------- ----------- ------------ ------------
Income (loss) before income taxes                   $15,204          $955     $(9,314)         $--      $6,845
                                               ============ ============= =========== ============ ============
Statement of operations data for
  the three months ended September 30,
  2003:
Net sales                                           $87,354       $11,393         $--          $--     $98,747
Cost of goods sold                                   61,873         8,573          --           --      70,446
                                               ------------ ------------- ----------- ------------ ------------
Gross profit                                         25,481         2,820          --           --      28,301
Selling, general and administrative
  expense                                            13,598         2,460       2,177           --      18,235
                                               ------------ ------------- ----------- ------------ ------------
Operating income (loss)                              11,883           360      (2,177)          --      10,066
Interest expense                                      4,938           487         881           --       6,306
                                               ------------ ------------- ----------- ------------ ------------
Income (loss) before income taxes                    $6,945         $(127)    $(3,058)         $--      $3,760
                                               ============ ============= =========== ============ ============
Balance sheet data:
Current assets                                      $86,975       $22,037     $20,633     $(20,664)   $108,981
Property plant and equipment, net                    55,334        12,393       1,050           --      68,777
Goodwill, net                                       121,353         3,035          --           --     124,388
Deferred financing costs, net                         6,059            --       1,807           --       7,866
Deferred tax assets                                   5,307           863      (2,471)          --       3,699
Other assets                                         10,853            28     282,633     (293,321)        193
                                               ------------ ------------- ----------- ------------ ------------
Total assets                                       $285,881       $38,356    $303,652    $(313,985)   $313,904
                                               ============ ============= =========== ============ ============
Liabilities and stockholders' equity:
Current liabilities                                 $60,690       $16,605      $2,681     $(20,664)    $59,312
Long-term liabilities                               210,370        18,124     219,432     (222,873)    225,053
Total stockholders' equity                           14,821         3,627      81,539      (70,448)     29,539
                                               ------------ ------------- ----------- ------------ ------------
Total liabilities and stockholders'
  equity                                           $285,881       $38,356    $303,652    $(313,985)   $313,904
                                               ============ ============= =========== ============ ============


                                                  Guarantor  Non-Guarantor
                                                Subsidiaries  Subsidiaries    Parent   Eliminations    Total
                                                ------------ ------------- ----------- ------------ ------------
                                                (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)
Statement of cash flows data for
  the nine months ended September 30,
  2003:
Operating activities:
Net income (loss)                                     $9,505         $(132)    $(5,640)         $--      $3,733
Depreciation and amortization                          5,456           986         200           --       6,642
Foreign exchange (gains) losses                          (62)         (974)         --           --      (1,036)
Deferred income taxes                                     --            --       2,214                    2,214
Cumulative effect of change in
  accounting principle
Amortization of deferred financing
  costs                                                1,112            --         406           --       1,518
Amortization of bond discount                             --            --         442           --         442
Changes in operating assets and
  liabilities                                         (4,302)       (2,169)     (8,132)          --     (14,603)
                                                ------------ ------------- ----------- ------------ ------------
Net cash provided by (used in)
  operating activities                                11,709        (2,289)    (10,510)          --      (1,090)
Investing activities:
Sale of property, plant and
  equipment                                               --            --          --                       --
Purchase of property, plant and
  equipment, net                                      (5,782)         (513)       (494)          --      (6,789)
                                                ------------ ------------- ----------- ------------ ------------
Net cash used in investing
  activities                                          (5,782)         (513)       (494)          --      (6,789)
Financing activities:
Intercompany financing                               (12,681)        2,289      10,392           --          --
Payments on long-term debt                              (300)         (503)       (355)          --      (1,158)
Payments for deferred financing
  costs                                                   --            --         (34)          --         (34)
Payments on capital lease
  obligations                                           (203)           43          --           --        (160)
Net proceeds on revolving credit
  facilities                                              --           692       1,001           --       1,693
                                                ------------ ------------- ----------- ------------ ------------
Net cash provided by (used in) financing
  activities                                         (13,184)        2,521      11,004           --         341
Effect of foreign currency changes on
  cash                                                   (15)          126          --           --         111
                                                ------------ ------------- ----------- ------------ ------------
Net increase (decrease)
  in cash                                             (7,272)         (155)         --           --      (7,427)
Cash and cash equivalents, beginning
  of period                                           11,378         2,746          --           --      14,124
                                                ------------ ------------- ----------- ------------ ------------
Cash and cash equivalents, end of  period             $4,106        $2,591         $--          $--      $6,697
                                                ============ ============= =========== ============ ============


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

    We are headquartered in Chicago, Illinois, and supported by operations worldwide. We were founded as a partnership in 1995, were incorporated in 1997, and in 1999, 75% of our common stock was acquired by SSCI Investors LLC. We have successfully expanded our business through the integration of ten strategic acquisitions. Currently, our business is comprised of a Commercial segment and a Construction segment. Our Commercial segment (approximately 62% of net sales for the nine months ended September 30, 2004) serves a range of industrial end markets, including high-performance specialty adhesives and coatings for transportation, furniture and product assembly applications, flame retardant specialties and specialty polymers. Our Commercial segment also manufactures coating and adhesive products for packaging, paper converting and graphic arts applications. Our Construction segment (approximately 38% of net sales for the nine months ended September 30, 2004) manufactures branded caulk, sealants and adhesives which serve the following end markets: distributors for professional contractors, original equipment manufacturers (OEM's), Co-Op distributors and do-it-yourself retailers. We plan to continue our growth through a combination of strong customer focus and focus on key product areas, new product development, leveraging technology across business units, continued market penetration and international expansion.

    On October 6, 2004 we entered into a definitive agreement for the sale of the Company to Henkel Corporation for a transaction value of approximately $575 million. The acquisition, which has been approved by the boards of both companies, is subject to regulatory approvals and is expected to close in the fourth quarter of 2004. Following the closing of the transaction, we will become a wholly-owned subsidiary of Henkel.

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

    We evaluate the performance of each segment based on operating income. Segment profit is calculated as a reportable segment's operating income. Total segment profits exceed consolidated operating profits to the extent of unallocated corporate expenses included in selling, general and administrative expenses. Unallocated corporate expenses were $2.7 million and $7.5 million for the three and nine months ended September 30, 2004, respectively; and $2.2 million and $6.8 million for the three and nine months ended September 30, 2003.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

    Net Sales. Net sales were $106.6 million and $98.7 million for the three months ended September 30, 2004 and 2003, respectively. The third quarter 2004 net sales level represents an increase of $7.9 million or 7.4% over the prior year. The increase resulted from gains in both the Construction and the Commercial segments. Construction segment sales were $43.9 million in the third quarter of 2004, up $5.1 million, or 13.3% from the prior year reflecting sales increases in building material applications and increased sales to the retail do-it-yourself market. Commercial segment sales were $62.7 million in the third quarter of 2004, up $2.7 million, or 4.5% from the prior year due to sales increases in a number of domestic end markets, with the largest year over year gains recognized in product assembly and flexible packaging end markets.

    Cost of Goods Sold. Cost of goods sold was $75.5 million for the three months ended September 30, 2004, an increase of $5.1 million, or 6.7% over third quarter 2003 cost of sales of $70.4 million. Gross profit as a percentage of net sales increased for the third quarter of 2004 to 29.1% from 28.7% for the third quarter of 2003. We experienced increased raw material costs year over year measured as a percentage of net sales. As a result of completed plant closures and lean manufacturing initiatives, we were able to control manufacturing costs year over year, while increasing net sales by $7.9 million. Manufacturing cost improvements year over year more than offset the negative impact of increased raw material costs and resulted in improved gross margin percentage for the quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $19.0 million for the three months ended September 30, 2004, an increase of $0.8 million, or 4.1% from the third quarter 2003 expenses of $18.2 million. This increase was primarily due to increased volume-related selling and marketing costs incurred in the Construction segment and normal wage increases. As a percentage of net sales, SG&A decreased to 17.8% of net sales for the third quarter of 2004 from 18.5% in the third quarter of 2003. Management remains focused on reducing SG&A as a percent of net sales and on containing costs where possible.

    Operating Income. Operating income was $12.1 million and $10.1 million for the three months ended September 30, 2004 and 2003, respectively. Operating income as a percentage of net sales was 11.1% and 9.2% for the three months ended September 30, 2004 and 2003, respectively, and is reflective of strong sales growth, improved gross margins, and control of selling, general and administrative expenses.

    Interest Expense. Net interest expense was $6.0 million and $6.3 million for the three months ended September 30, 2004 and 2003, respectively. The 5.7% decrease in interest expense was due primarily to the decrease in our average outstanding level of variable rate debt year over year.

    Income Tax Expense. Income tax expense was $0.3 million for the three months ended September 30, 2004 and represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the third quarter of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. A valuation allowance had been previously provided against the tax benefit of these net operating loss carry forwards in the prior year. In addition, we continue to provide a full valuation allowance against our net deferred tax assets. Income tax expense was $1.5 million for the same period in 2003.

    Net income. Net income for the three months ended September 30, 2004 and 2003 was $5.7 million and $2.3 million, respectively. The increase in income from the prior year is reflective of strong sales growth, improved gross margins and control of selling, general and administrative expenses.

Commercial Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:


                                           For the
                                        Quarter Ended
                                        September 30,
                                      ------------------
                                                          Dollar   Percentage
                                        2004     2003     Change     Change
                                      -------  ---------  -------  ----------
Net sales                              $62.7    $60.0      $2.7       4.5%
                                      =======  =========
Segment profit                          $7.8     $6.1      $1.7      27.7%
                                      =======  =========
Segment profit margin                   12.5%    10.2%
                                      =======  =========


    Net sales were $62.7 million for the three months ended September 30, 2004, representing a $2.7 million increase from third quarter 2003. This increase was due primarily to increased sales of product assembly, transportation and flexible packaging applications end markets. Segment profit was $7.8 and $6.1 million for the quarters ended September 30, 2004 and 2003, respectively. Segment profit increased as a result of net sales increases, reductions in manufacturing costs and constant SG&A.

Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:
                                           For the
                                        Quarter Ended
                                        September 30,
                                      ------------------
                                                         Dollar  Percentage
                                        2004     2003    Change    Change
                                      ---------  ------- ------- -----------
Net sales                                $43.9    $38.7     $5.2       13.3%
                                      =========  =======
Segment profit                            $6.9     $6.1     $0.8       13.3%
                                      =========  =======
Segment profit margin                     15.8%    15.8%
                                      =========  =======

    Net sales for the Construction segment were $43.9 million for the quarter ended September 30, 2004 and $38.7 million for the quarter ended September 30, 2003. The $5.2 million and 13.3% increase in sales in 2004 over the prior year was primarily due to the sustained strength of its building materials applications and strength at major retail accounts. Segment profit increased by $0.8 million, or 13.3%, primarily as a result of higher sales volume and management focus on reduction of selling, general and administrative costs that offset higher year over year raw material costs.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

    Net Sales. Net sales were $308.8 million and $281.1 million for the nine months ended September 30, 2004 and 2003, respectively. The third quarter 2004 net sales level represents an increase of $27.6 million or 8.9% over the prior year. The increase resulted from gains in both the Construction and Commercial segments. Construction segment sales were $120.0 million in the first nine months of 2004, up $15.9 million, or 15.3% from the prior year reflecting sales increases in building material applications due to the continued strength in the housing market and increased sales to the retail do-it-yourself market. Commercial segment sales were $188.8 million in the first nine months of 2004, up $11.7 million, or 6.6% from the prior year due primarily to increased sales of product assembly, transportation, industrial specialties and flexible packaging applications and moderate increases in nearly all other end markets

    Cost of Goods Sold. Cost of goods sold was $218.4 million for the nine months ended September 30, 2004, an increase of $15.7 million, or 7.2% over the prior year cost of sales of $202.7 million. Gross profit as a percentage of net sales increased in 2004 to 29.3% from 27.9% in the first nine months of 2003. This increase is reflective of maintaining raw material margins year over year despite increased raw material costs and significant reductions in manufacturing expense as a percentage of sales year over year.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $56.1 million for the nine months ended September 30, 2004, an increase of $3.6 million, or 6.4% over prior year expenses of $52.5 million. This increase was due to increased selling and marketing costs incurred in the construction segment, normal wage increases and a $0.9 million decrease in foreign exchange gain/loss year over year. As a percentage of net sales, selling, general and administrative expenses decreased to 18.2% for the nine months ended September 30, 2004 from 18.7% for the nine months ended September 30, 2003. This decrease is reflective of a management focus on cost containment.

    Operating Income. Operating income was $34.2 million and $26.0 million for the nine months ended September 30, 2004 and 2003, respectively. Operating income as a percentage of net sales was 11.1% and 9.2% for the nine months ended September 30, 2004 and 2003, respectively, and is reflective of strong sales growth, maintenance of raw material margins, reductions in manufacturing costs, and control of selling, general and administrative expenses.

    Interest Expense. Net interest expense was $18.5 million and $19.1 million for the nine months ended September 30, 2004 and 2003, respectively. The 3.5% decrease in interest expense was due primarily to a decrease in our average outstanding level of variable rate debt year over year.

    Income tax expense (benefit). Income tax expense was $1.8 million for the nine months ended September 30, 2004. Income tax expense was $3.1 million for the same period in 2003. Income tax expense in 2004 represents U.S. state and international income taxes. We did not record any U.S. federal income tax expense for the first nine months of 2004 because we expect that existing net operating loss carry forwards will be used to offset such income in 2004. A valuation allowance had been previously provided against the tax benefit of these net operating loss carry forwards in the prior year.

    Net income. Net income for the nine months ended September 30, 2004 and 2003 was $14.0 million and $3.7 million, respectively. The increase in income from the prior year is reflective of strong sales growth, maintenance of raw material margins, reductions in manufacturing costs, and control of selling, general and administrative expenses.

Commercial Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:
                                           For the
                                      Nine Months Ended
                                        September 30,
                                      ------------------
                                                          Dollar  Percentage
                                        2004     2003     Change    Change
                                      --------  --------  ------- ----------
Net sales                               $188.8   $177.1    $11.7       6.6%
                                      ========  ========
Segment profit                           $23.3    $17.5     $5.8      32.9%
                                      ========  ========
Segment profit margin                    12.3%      9.9%
                                      ========  ========

    Net sales were $188.8 million for the nine months ended September 30, 2004, representing a $11.7 million increase from the first nine months of 2003. This increase was due primarily to increased sales of product assembly, transportation, industrial specialties and flexible packaging applications and moderate increases in nearly all other end markets. Segment profit was $23.3 million for nine months ended September 30, 2004 and $17.5 million for the same period in 2003. Segment profit increased as a result of net sales increases, reductions in manufacturing costs and constant SG&A.

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

    These closures include the termination of certain existing employees, the abandonment or sale at a loss of certain fixed assets, the disposal of certain inventory and the sale of certain buildings. As a result of the announced closures we recorded a charge of $4.1 million in the fourth quarter of 2002 and an additional charge of $0.4 million in the first half of 2003, included in selling, general and administrative expense, relative to the following costs: termination benefits of $2.0 million, loss on fixed assets of $1.3 million and other exit costs of $1.2 million. Approximately $1.5 million of termination benefits, $0.3 million of fixed asset write offs, and $0.7 million of other exits costs have been incurred through September 30, 2004. We expect approximately $0.1 million in termination benefits in Belgium, $0.8 million write off of fixed assets in Cincinnati and $0.2 million of other exit costs will be incurred in 2004 and are recorded in accrued liabilities on the balance sheet. Approximately $0.7 million of termination benefits in Belgium are long term and this obligation and $0.2 million in other exit costs in Cincinnati are recorded in other long term liabilities at September 30, 2004.


Construction Segment

    The following table presents net sales and segment profit expressed in millions of dollars and segment profit margin, which is segment profit expressed as a percentage of net sales:

                                           For the
                                      Nine Months Ended
                                        September 30,
                                      ------------------
                                                         Dollar  Percentage
                                        2004     2003    Change    Change
                                      --------- -------- ------- -----------
Net sales                               $120.0   $104.1    $15.9       15.3%
                                      ========= ========
Segment profit                           $18.5    $15.2     $3.3       21.6%
                                      ========= ========
Segment profit margin                     15.4%    14.6%
                                      ========= ========

Net sales for the Construction segment were $120.0 million for the nine months ended September 30, 2004 and $104.1 million for the nine months ended September 30, 2003. The $15.9 million or 15.3% increase in sales in 2004 was primarily due to the sustained strength of its building materials end markets and strength at major retail accounts. Segment profit increased by $3.3 million, or 21.6%, primarily as a result of higher sales volume, management focus on reduction of selling, general and administrative costs and pricing increases that offset higher year over year raw material costs.

Liquidity and Capital Resources

    Net cash provided in operating activities was $11.4 million for the nine months ended September 30, 2004. Net cash used in operations was $1.1 million for the nine months ended September 30, 2003. During the first nine months of 2004, we increased inventory levels by $5.1 million and accounts receivable balances by $12.6 million to support and as a result of increased sales volume we have experienced since the fourth quarter of 2003. At September 30, 2003, accounts receivable and inventory balances were $60.9 million and $31.2 million, respectively. Accounts receivable at September 30, 2004 is approximately $3.2 million higher than at September 30, 2003; sales for the quarter ended September 30, 2004 were approximately $7.9 million higher than sales for the corresponding prior year quarters'. As a percentage of net sales, receivables decreased as we continue to shorten the time frame in which we collect on our receivables. We have maintained inventory balances consistent with September 30, 2003 levels while supporting sales increases year over year. Consolidated operating working capital (receivables plus inventory less payables) continues to decline as a percentage of net sales due to continued management focus in this area. Operating working capital in dollars and as a percentage of net sales was $56.4 million and 14.1%, $46.5 million and 12.5% and $54.2 million and 14.8% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. This is a point in time comparison but we manage this measure on a monthly basis by looking at a rolling twelve month average operating working capital percentage. We have experienced significant declines in our average working capital throughout the last 26 months as a result of management focus in this area. Accounts payable increased by $8.2 million and accrued expenses decreased by $1.5 million during the nine months ended September 30, 2004.

    Net cash used in investing activities was $3.9 million and $6.7 million in the nine months ended September 30, 2004 and 2003, respectively, and resulted from additions to property, plant and equipment.

    Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2004. We have lowered our total debt balance by approximately $2.8 million in the first nine months of 2004 and approximately $16.6 million below the September 30, 2003 balance. Net debt, defined as total debt less cash, was $196.6 million and $217.9 million at September 30, 2004 and September 30, 2003, respectively.

Credit Facilities

    Our credit agreement, as amended (Credit Agreement), provides for aggregate borrowings of $107.8 million. The Credit Agreement includes (1) a $50.0 million revolving credit facility (Credit Facility) (including letters of credit of up to $20 million), (2) Term Loan A with an aggregate principal balance of $11.1 million at September 30, 2004 and no capacity to borrow additional funds under that facility and (3) Term Loan B with an aggregate principal balance of $46.7 million at September 30, 2004 and no additional capacity to borrow additional funds under that facility.

    The Credit Facility matures December 30, 2005. Commitment fees on the unused portion of the Credit Facility of 0.375% to 0.050% are payable quarterly in arrears. At September 30, 2004, we had no borrowings outstanding and $48.0 million in available borrowings under the Credit Facility (net of approximately $2.0 million outstanding letters of credit). Our effective interest rate for our borrowings under the Credit Agreement was 5.6% and 5.9%, for the three months ended September 30, 2004 and 2003, respectively.

    Borrowings under the Credit Facility are available on a revolving basis and may be used for general corporate purposes, excluding, however, loans, advances and investments, including acquisitions, by the Company other than specified exceptions.

     The Term Loan B includes a $2.4 million discount which is being amortized through interest expense over the life of the facility ($0.8 million through September 30, 2004). The Term Loan B will mature December 30, 2007. Scheduled principal repayment under the Term Loan B facility for the years ending December 31, 2003 through 2006 will be $0.5 million per year payable quarterly. The remaining balance under Term Loan B, will be repaid in 2007. We have three scheduled quarterly payments in 2007 at the same rate of $0.5 million per year and a final payment due for the balance outstanding at December 30, 2007. There is no scheduled amortization for the $11.1 million outstanding under the Term Loan A for the years ending December 31, 2003 and 2004. The remaining $11.1 million drawn under Term Loan A will be repaid quarterly from the second quarter 2005 through the first quarter 2006.

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

    We have a Singapore credit facility providing for borrowings up to approximately $1.4 million in U.S. dollars which is secured by a letter of credit. Interest is payable at United States prime plus 1.0%. At September 30, 2004, approximately $0.2 million was drawn on the facility.

    Our Credit Agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stocks or indebtedness and with certain excess cash flow (no mandatory payments are pending at September 30, 2004). Our Credit Agreement contains covenants that restrict our and our subsidiaries' ability to incur additional indebtedness, incur liens, dispose of assets, prepay or amend other indebtedness, pay dividends or purchase our stock, and change the business conducted by us or our subsidiaries. In addition, we must also comply with specified financial ratios and tests including maintenance of maximum total debt to EBITDA, maximum senior debt to EBITDA, minimum EBITDA to interest expense, and minimum asset coverage ratios (in each case, as defined in our credit agreement) and other covenants at the end of each fiscal quarter. The covenant ratio calculations in our credit agreement utilize non GAAP financial measures that are specifically defined in the Credit Agreement. At September 30, 2004, we were in compliance with all financial and other covenants as prescribed by the Credit Agreement.

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

Senior Subordinated Notes

    In March 2000, we completed a private placement of $150.0 million in principal amount of 11 7/8% Senior Subordinated Notes (the Notes) due 2010. The Notes were subsequently exchanged for notes with substantially identical terms that were registered with the Securities and Exchange Commission. The Notes were issued at a discount of $1.1 million which is being amortized to interest expense over the life of the Notes. At September 30, 2004, the unamortized discount is $0.6 million.

    The Notes mature on March 15, 2010. Interest is payable semi-annually in arrears each March 15 and September 15. On or after March 15, 2005, the Notes may be redeemed at our option, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

                       Year          Redemption Price
              ---------------------- ----------------
              2005                        105.938%
              2006                        103.958%
              2007                        101.979%
              2008 and thereafter         100.000%

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

Related Parties

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

Liquidity and Capital Requirements

    Interest payments on the amounts drawn under the Credit Agreement, as well as other indebtedness and obligations, represent significant obligations for us. Our remaining liquidity demands relate to capital expenditures and working capital needs. Our capital expenditures were approximately $8.2 million in 2003 and management currently anticipates capital expenditures will be approximately $6.0 million in 2004 and $8.0 million in 2005, respectively. While we engage in ongoing evaluations of and discussions with, third parties regarding possible acquisitions, as of the date of this report, we have no current expectations with respect to any acquisitions. Exclusive of the impact of any future acquisitions, joint venture arrangements or similar transactions, our management does not expect capital expenditure requirements to increase materially in the foreseeable future.

    Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Agreement. Based on current and anticipated financial performance, we expect that cash flow from operations and borrowings under our Credit Agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments, including interest payments on the amounts outstanding under the 11 7/8% Senior Subordinated Notes, the Credit Agreement and other indebtedness through September 30, 2005. Our ability to satisfy capital requirements will be dependent upon our future financial performance. Additionally our ability to repay or refinance our debt obligations will also be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

    You should not place undue reliance on our forward-looking statements, which are applicable only as of November 10, 2004. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing factors and those identified in Exhibit 99.1 incorporated by reference into this report. We undertake no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 10, 2004 or to reflect the occurrence of unanticipated events. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business or the extent to which any risks, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement.

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

Market Risk Management

    We have measured our market risk related to our financial instruments based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates and a decline in the U.K. pound/dollar exchange rate. We used market rates as of September 30, 2004 on our financial instruments to perform the sensitivity analysis. We believe that these potential changes in market rates are reasonably possible in the near-term (one year or less). We have conducted an analysis of the impact of a 100 basis point change in interest rates and a 10% decline in the U.K. pound/dollar exchange rate as discussed below.

Interest Rate Exposure

    Our primary interest rate exposure relates to our variable rate debt. We utilize a combination of variable rate debt, primarily under our Credit Agreement, and fixed rate debt, primarily under our 11 7/8% Senior Subordinated Notes. Our Credit Agreement requires that, at least 45% of our funded indebtedness be fixed-rate or subject to interest rate hedging agreements to reduce the risk associated with variable-rate debt. At September 30, 2004 approximately 73.0% of our funded indebtedness was fixed-rate. The variable rate debt is primarily exposed to changes in interest expense from changes in the U.S. prime rate, the federal funds effective rate and the Eurodollar borrowing rate, while the fixed rate debt is primarily exposed to changes in fair value from changes in medium term interest rates. Based on our indebtedness at September 30, 2004, we estimate that an immediate 100 basis point rise in interest rates would result in $0.6 million increase in interest expense for the period October 1, 2004 to September 30, 2005. For purposes of this estimate, we have assumed a constant level of variable rate debt and a constant interest rate over the period equal to those levels existing on September 30, 2004.

Currency Rate Exposure

    Our primary foreign currency exchange rate exposure relates to the U.K. pound which results in our exposure to changes in the dollar exchange rate. Our exposure to changes in U.S. dollar exchange rates with currencies other than the U.K. pound are not currently material. Changes in translation risk are reported as adjustments to stockholders' equity. We estimate that the impact of a 10% decline in the dollar/U.K. pound exchange rate from $1.82/(pound)1.00 to $1.64/(pound)1.00 at September 30, 2004 would result in a decrease in our earnings before taxes of $0.4 million for the period from October 1, 2004 to September 30, 2005.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 30, 2004, holders of approximately 94% of the outstanding shares of our voting common stock, par value $0.01 per share, executed and delivered written consents approving the entering into of an agreement and plan of merger with Henkel Corporation pursuant to which we would be come a wholly owned subsidiary of Henkel Corporation. The agreement and plan of merger was signed on October 6, 2004.


Item 5.  Other Information

    None

Item 6.  Exhibits

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


Date: November 10, 2004